Form 10-Q
period 2024-12-31
Advanced Biomed Inc.
filed 2025-04-15
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-42548

Advanced Biomed Inc

(Exact name of registrant as specified in its charter)

Nevada	87-2177170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 689-85 Xiaodong Road, Yongkang District

Tainan City, Taiwan

(Address of principal executive offices)

886-6-3121716

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	ADVB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2025, Advanced Biomed Inc had 21,640,000 shares of outstanding Common Stock, par value $0.001 per share.

ADVANCED BIOMED INC

FORM 10-Q

i

Forward-Looking Statements

The following discussion and analysis of our financial condition, results of operations and notes to the unaudited condensed consolidated financial statements included herein contains forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to revenue, cost of sales, expenses, costs, income (loss), and potential growth opportunities are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our registration statement on Form S-1, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023.

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. The forward-looking statements appear in a number of places in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “is/are likely to,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “continue” and “ongoing,” or the negative of these terms or other comparable terminology intended to identify statements about the future. The forward-looking statements and opinions are based upon current expectations and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2024	2024
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	2,657,235	2,607,973
Prepaid expenses and other current assets, net	481,656	443,137
Total current assets	3,138,891	3,051,110

Equipment, net	401,007	524,528
Right-of-use assets, net	241,267	126,740
Intangible assets, net	50,516	118,998
Deferred initial public offering (“IPO”) costs	672,471	638,871
Total non-current assets	1,365,261	1,409,137

TOTAL ASSETS	4,504,152	4,460,247

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties – major stockholders and related corporations of $355,433 and $1,267,052 respectively, as of December 31, 2024 and $113,812 and $674,262, respectively, as of June 30, 2024 (1))	3,595,093	2,670,249
Lease payable - current	233,701	62,211
Total current liabilities	3,828,794	2,732,460

Lease payable – non-current	56,326	64,529
Total non-current liabilities	56,326	64,529

TOTAL LIABILITIES	3,885,120	2,796,989

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; as of December 31, 2024 and June 30, 2024; 400,000,000 and 400,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding, respectively*	20,000	20,000
Additional paid-in capital	16,493,989	16,493,989
Accumulated deficits	(17,147,559)	(15,974,075)
Accumulated other comprehensive income	1,252,602	1,123,344
Total stockholders’ equity	619,032	1,663,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,504,152	4,460,247

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

(1)	See Note 12 for disclosure of related parties amounts.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	(243,381)	(188,387)	(425,084)	(357,572)
General and administrative expenses	(282,348)	(462,915)	(620,672)	(733,975)
Total operating expenses	(525,729)	(651,302)	(1,045,756)	(1,091,547)

Other income (expense):
Interest income	15,417	19,966	15,427	19,980
Other (expense) income, net	(397,592)	485,991	(143,155)	154,906
Total other income (expense), net	(382,175)	505,957	(127,728)	174,886

Loss before tax expense	(907,904)	(145,345)	(1,173,484)	(916,661)
Income tax expense	-	-	-	-
Net loss	(907,904)	(145,345)	(1,173,484)	(916,661)
Other comprehensive income
Foreign currency translation (loss) gain, net of taxes	433,106	(462,958)	129,258	(192,086)
Total comprehensive loss	(474,798)	(608,303)	(1,044,226)	(1,108,747)

Loss per share:
basic and diluted*	(0.04)	(0.01)	(0.06)	(0.05)
Weighted average number of shares of common stock in computing net loss per share
basic and diluted*	20,000,000	20,000,000	20,000,000	20,000,000

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock
	No. of shares*	Amount*	Additional paid- in capital*	Accumulated other comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2023	20,000,000	20,000	13,673,365	804,020	(13,191,797)	1,305,588
Net loss	-	-	-	-	(916,661)	(916,661)
Foreign currency translation adjustment	-	-	-	(192,086)	-	(192,086)

Balance as of December 31, 2023	20,000,000	20,000	13,673,365	611,934	(14,108,458)	196,841

Balance as of July 1, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(1,173,484)	(1,173,484)
Foreign currency translation adjustment	-	-	-	129,258	-	129,258
Balance as of December 31, 2024	20,000,000	20,000	16,493,989	1,252,602	(17,147,559)	619,032

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTEIRM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month periods ended December 31,
	2024	2023
	US$	US$
	(Unaudited)	(Unaudited)
Net loss	(1,173,484)	(916,661)
Adjustment:
Depreciation and amortization	201,289	162,675
Interest income	(15,427)	(19,980)

Changes in operating assets:
Prepaid expenses and other current assets	(38,519)	(255,046)
Accounts payable, accruals and other current liabilities	90,433	378,015
Lease obligations, net cash	48,760	-
Other non-current assets	-	46,163
Interest received	15,427	19,980
Cash used in operating activities	(871,521)	(584,854)

Purchase of equipment	(9,286)	(47,553)
Cash used in investing activities	(9,286)	(47,553)

Payment of deferred initial public offering costs	(33,600)	(33,600)
Amount due to related parties – major stockholders	241,621	550,719
Amount due to related parties – related corporations	592,790	463,966
Cash provided by financing activities	800,811	981,085

Foreign currency effect	129,258	(194,335)
Net change in cash and cash equivalents	49,262	154,343

Cash at beginning of the period	2,607,973	2,622,279
Cash at end of the period	2,657,235	2,776,622
Net decrease in cash	49,262	154,343

Supplementary Cash Flow Information:
Cash received for interest	15,427	19,980
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

ADVANCED BIOMED INC

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

On July 16, 2021, Advanced Biomed Inc. (the “Company”) was incorporated in the State of Nevada, as an investment holding company. The Company’s principal executive offices are located in Tainan City, Taiwan. The Company has no substantive operations and assets. It is holding Company that holds all of the issued and outstanding shares of Advanced Biomed HK Limited and Advanced Biomed Inc. (Taiwan).

(1)	Establishment of Advanced Biomed HK Limited

On August 10, 2021, the Company incorporated a wholly owned subsidiary, Advanced Biomed HK Limited, in Hong Kong to facilitate market development and commercialization of the Company’s oncology products for sale and distribution in the People’s Republic of China (the “PRC”).

(2)	Acquisition of Shanghai Sglcell Biotech Co., Ltd. and its subsidiaries

On January 1, 2022, Advanced Biomed HK Limited acquired 100% equity interest of Shanghai Sglcell Biotech Co., Ltd. Shanghai Sglcell Biotech Co., Ltd. was established in the PRC on April 12, 2019. It is engaged in the establishment and operation of medical clinics in the PRC.

Shanghai Sglcell Biotech Co., Ltd. owns 100% equity interest of two subsidiaries namely 1.) Shandong Sglcell Medical Devices Co., Ltd. and 2.) Nanjing Yitian Biotech Co., Ltd. Shandong Sglcell Medical Devices Co., Ltd. was incorporated in the PRC on July 8, 2021 to carry out the establishment of medical clinics, and the supply of medical products and services to clinics in the PRC. Nanjing Yitian Biotech Co., Ltd. was established in the PRC on January 6, 2017. Nanjing Yitian Biotech Co., Ltd. wholly owns a subsidiary, Beijing Yitan Jiarui Technology Co. Ltd., which was established in the PRC on October 20, 2017. Both were established to carry out marketing and clinical services in the PRC.

On June 8, 2023, Shanghai Sglcell Biotech Co., Ltd. transferred its wholly owned subsidiary, Nanjing Yitian Biotech Co., Ltd. and its subsidiary, Beijing Yitan Jiarui Technology Co., Ltd., to independent third-party individuals at aggregate consideration of CNY500,000 (approximately US$71,942) without any other obligations arising from the transfer. Nanjing Yitian Biotech Co., Ltd. and its subsidiary, Beijing Yitan Jiarui Technology Co., Ltd. have not commenced business activity since it was acquired on January 1, 2022 and the Company believed the transfer will improve in operational efficiency. The consideration is determined by the Company according to the net assets appraisal report issued by an independent third-party appraisal company on May 31, 2023, as of the date of May 31, 2023, the net assets value of Nanjing Yitian Biotech Co., Ltd. and its subsidiary, Beijing Yitan Jiarui Technology Co., Ltd., was CNY498,587 (approximately US$71,739).

On June 9, 2023, Shandong Sglcell Biotech Co., Ltd., the wholly owned subsidiary of Shanghai Sglcell Biotech Co., Ltd., was transferred to independent third-party individuals at zero consideration without any other obligations arising from the transfer. Shandong Sglcell Biotech Co., Ltd. has been inactive since it was incorporated on July 8, 2022 and the Company believed the transfer will improve in operational efficiency. The consideration is determined by the Company according to the net assets appraisal report issued by an independent third-party appraisal company on May 31, 2023, as of the date of May 31, 2023, the net assets value of Shandong Sglcell Medical Devices Co., Ltd., was zero.

(3)	Subsidiary established under Advanced Biomed HK Limited

Advanced Biomed HK Limited incorporated a wholly owned subsidiary, Sglcell (Huangshan) Biotech Co., Ltd., in the PRC on March 4, 2022; it was established for the expected future manufacturing of medical devices in the PRC.

On June 15, 2023, Sglcell (Huangshan) Biotech Co., Ltd., the wholly owned subsidiary of Advanced Biomed HK Limited, was transferred to an independent third-party corporation at zero consideration without any other obligations arising from the transfers. Sglcell (Huangshan) Biotech Co., Ltd. has been dormant since its incorporation date from March 4, 2022 and the Company believed the transfer will improve in operational efficiency. The consideration is determined by the Company according to the net assets appraisal report issued by an independent third-party appraisal company on May 31, 2023, as of the date of May 31, 2023, the net assets value of Shandong Sglcell Medical Devices Co., Ltd., was zero.

(4)	Reorganization of Advanced Biomed Inc. (Taiwan)

Advanced Biomed Inc. (Taiwan) was established in Taiwan on September 1, 2014. It is primarily focused on mainly operates as a research and development of new center for technologies in the field of oncology to help efficiently and cost-effectively identify and diagnose cancer cells.

On date of incorporation, July 16, 2021, the Company issued 8,000,000 shares to Dr. Hung To Pau. On March 15, 2022, Dr. Hung To Pau transferred all of his 8,000,000 shares to Sglcell Ltd, an exempted company incorporated under the law of Cayman Islands, the sole shareholder of which is Dr. Hung To Pau for a total consideration of $8,000. The Company was dormant and has no substantive assets. On June 8, 2022, Sglcell Ltd transferred all of its 8,000,000 shares to Dr. Yi Lu for a total consideration of $8,000. In July 2022, the Company consummated a reorganization of Advanced Biomed Inc. (Taiwan) under share exchange arrangement of its then existing stockholders, who collectively owned all the equity interests of Advanced Biomed Inc. (Taiwan) prior to the reorganization, transferred their respective shares in Advanced Biomed Inc. (Taiwan) to the Company. Prior to the re-organization, Advanced Biomed Inc. (Taiwan) was directly owned and controlled by Dr. Yi Lu and Chen-Yi Lee with 99.93% and 0.07% beneficial ownership interest, respectively.

The Share Exchange

Pursuant to a share exchange agreement (the “Agreement”) dated July 11, 2022, Dr. Yi Lu and Chen-Yi Lee transferred their respective shares in Advanced Biomed Inc. (Taiwan) at the time of the Agreement, representing in aggregate 100% of the issued share capital of Advanced Biomed Inc. (Taiwan), to the Company. The consideration for the share transfers was satisfied by the allotment and issuance of an aggregate of 385,257 fully paid up shares of common stock to Dr. Yi Lu and Chen-Yi Lee. Following the completion of the share exchange and related issuances by and among the Company, Dr. Yi Lu and Chen-Yi Lee, Advanced Biomed Inc. (Taiwan) ultimately became a wholly-owned subsidiary of the Company, and Dr. Yi Lu and Chen-Yi Lee became the beneficial owners of the Company with percentage ownerships of 99.99% and 0.01% as of August 12, 2022.

Subsequently, on October 24, 2022, the Company issued 365,368 shares to Chen-Yi Lee, and on October 24, 2022, the Company also issued 2,730,000 shares to Advance On Ventures Limited, a company incorporated under the law of British Virgin Islands (the “Ventures Limited”), the beneficial owners of which are employees of Advanced Biomed Taiwan. The Company issued 4,405,625 shares, 2,193,750 shares, 2,060,000 shares, 1,511,250 shares, 1,243,750 shares, 1,230,000 shares respectively to Dr. Hung To Pau, Yimin Jin, Xiaoyuan Luo, Nanzhen Shen, Jian Wang and Qiang Chen pursuant to the Debt-For-Equity Exchange Agreement the Company entered into with the abovementioned stockholders on June 30, 2022 to settle debt of a total amount of NTD 174,020,033 and RMB22,200,000 (approximately $9.04 million). On October 25, 2022, the Company issued 625,000 shares to Hanyu Assets Co. Ltd. pursuant to the Investment Agreement the Company entered into with Hanyu Assets Co. Ltd. on June 6, 2022, and the Company issued 250,000 shares to Newlink Technology Inc. pursuant to the Investment Agreement the Company entered into with Newlink Technology Inc. on June 6, 2022.

Upon completion of the reorganization, Dr. Yi Lu’s percentage of ownerships of the Company became 33.54% as of October 25, 2022.

On November 7, 2022, the Company obtained the approval of the Investment Commission of the Ministry of Economic Affairs (“Taiwan Investment Commission”) for the reorganization, and the issuance number of which is “經審一字第11100116890號”. Additionally, the Bureau of Economic Development of Tainan City Government has also approved the reorganization in accordance with the Taiwan Company Act on December 26, 2022.

Pursuant to this reorganization, the Company determined that Advanced Biomed Inc. (Taiwan) is the predecessor entity as the Company is an investment holding company with no business activities carried out and all of the business of Advanced Biomed Inc. (Taiwan) acquired formed substantially all of the business of the Company under Rule 405 of Regulation C. To reflect the real economic substance of the Company’s business under the reorganization, the accompanying unaudited interim consolidated financial statements were prepared assuming that the share exchange transaction, as disclosed above has been completed, and the Company exercises control of Advanced Biomed Inc. (Taiwan). The transaction detailed above has been accounted for as reverse takeover and recapitalization of the Company; whereby the Company (the legal acquirer) is considered the accounting acquiree, and Advanced Biomed Inc. (Taiwan)(the legal acquiree) is considered as the accounting acquirer. This transaction is deemed to be a continuation of the business of Advanced Biomed Inc. (Taiwan); therefore, no goodwill has been recorded for this transaction, and the Company’s historical financial information prior to the date of the recapitalization transaction is that of Advanced Biomed Inc. (Taiwan) and historical changes in stockholders’ deficit and its results of operations have been presented from the beginning of the first period presented. The above-mentioned equity is before the stock split on May 16, 2023.

The Company and its subsidiaries are in the table as follows:

Percentage of effective ownership

Name	Date of Incorporation	December 31, 2024	June 30, 2024	Place of incorporation	Principal Activities
Advanced Biomed Inc.	July 16, 2021	-	-	Nevada	Investment holding
Advanced Biomed Inc. (Taiwan)	September 1, 2014	100%	100%	Taiwan	Research and development of various advanced and innovative microfluidic biochip technologies, and provide the leading application of such technologies in precision oncology detection, diagnosis and treatment
Advanced Biomed HK Limited	August 10, 2021	100%	100%	Hong Kong	Market development
Shanghai Sglcell Biotech Co., Ltd.	April 12, 2019	100%	100%	People’s Republic of China	Clinical-related business

The accompanying unaudited interim condensed consolidated financial statements are presented assuming that the Company was in existence at the beginning of the first period presented.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the six-month period ended December 31, 2024, the Company reported net loss of $1,173,484. In addition, the Company had net cash outflows of $871,521 from operating activities for the six-month period ended December 31, 2024 and net current liabilities of $689,903 as of December 31, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from upcoming operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

Management has commenced a strategy to raise debt and equity and certain related parties have waived off the amount due to them as of June 30, 2024 amounted to $2,820,624 in order to improve the Company’s working capital. However, there can be no certainty that these additional financings will be available on acceptable terms or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited interim condensed consolidated financial statements for the six-month periods ended December 31, 2024 and 2023 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”).

(b) Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions, if any, and balances due to, due from, long-term investment subsidiary, and registered paid in capital have been eliminated upon consolidation.

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in the consolidated statements of operations.

When the Company determines that assets acquired do not meet the definition of a business under the acquisition method of accounting, acquired assets is expensed, no goodwill is recorded, and any contingent consideration is recognized only when it becomes payable or is paid.

(c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives for property, plant and equipment and intangible assets, fair value of financial instruments, assumptions used in assessing right of use assets, impairment of long-lived assets, property, plant and equipment, intangible assets and uncertain tax position. Actual results could vary from the estimates and assumptions that were used.

(d) Stock split

On May 16, 2023, the Company effected a forward share split of all issued and outstanding shares of 25,000,000 shares at a ratio of 1-to-4. As a result of the forward split, the Company now have 100,000,000 common stock issued and outstanding as of the date hereof. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to share split or dividend pursuant to ASC 260. All references made to share or per share amounts in the accompanying unaudited interim condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 4 for 1 share split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the share split was reclassified from “Additional paid-in capital” to “Common stock”.

(e) Risks and uncertainties

The main operations of the Company are located in Taiwan and mainland China. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in Taiwan and mainland China, as well as by the general state of the economy in these two countries. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in these two countries.

The Company continues to face relative uncertainty as to the remaining intensity and duration of and the nature and timeline for recovery from the COVID-19 pandemic going forward and how all of that impacts the Company, including the extent to which potentially permanent changes clinical trial operations have been caused by the pandemic. The Company has taken the approach of managing the pandemic (to the extent that it continues to remain a significant factor) via strengthening its balance sheet and cash assets and avoiding debt while focusing on cost controls.

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

(f) Foreign currency translation and transaction and convenience translation

The accompanying unaudited interim condensed consolidated financial statements are presented in the US Dollar (“US$”), which is the reporting currency of the Company. The functional currency of the Company is the US$. Advanced Biomed Inc. (Taiwan) use New Taiwan dollar (“NT$”) as its functional currency. Advanced Biomed HK Limited uses Hong Kong dollars (“HKD”) and Shanghai Sglcell Biotech Co., Ltd., Nanjing Yitian Biotech Co., Ltd., Beijing Yitan Jiarui Technology Co., Ltd., Shandong Sglcell Medical Devices Co., Ltd., Sglcell (Huangshan) Biotech Co., Ltd use Chinese Yuan Renminbi (“CNY”) as their functional currencies.

Assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Translation gains and losses are recognized in the consolidated statements of income and comprehensive income as other comprehensive income or loss. Transactions in currencies other than the reporting currency are measured and recorded in the reporting currency at the exchange rate prevailing on the transaction date. The cumulative gain or loss from foreign currency transactions is reflected in the unaudited interim condensed consolidated statements of income and comprehensive income as other income (other expense).

The value of foreign currencies including, the NT$, CNY and HKD, may fluctuate against the US Dollar. Any significant variations of the aforementioned currencies relative to the US Dollar may materially affect the Company’s financial condition in terms of reporting in US Dollar. The following table outlines the currency exchange rates that were used in preparing the accompanying unaudited interim condensed consolidated financial statements:

	December 31, 2024	June 30, 2024
US$ to NT$ fiscal year end	32.79	32.45
US$ to NT$ average rate	32.31	31.83
US$ to CNY fiscal year end	7.30	7.27
US$ to CNY average rate	7.18	7.23
US$ to HKD fiscal year end	7.77	7.81
US$ to HKD average rate	7.79	7.82

(g) Fair value measurement

Accounting guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting guidance establishes three levels of inputs that may be used to measure fair value:

●	Level 1 applies to assets or liabilities for which there are quoted prices, in active markets for identical assets or liabilities.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical asset or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 applies to asset or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Cash, other current assets, leases payable, accounts payables, accruals and other current liabilities are financial assets and liabilities. Cash, other current assets, accounts payable, accruals and other current liabilities are subject to fair value measurement; however, because of their being short term in nature management believes their carrying values approximate their fair value. Financial instruments are fair value financial assets that are marked to fair value and are accounted for under as Level 3 under the above hierarchy. The Company accounts for bank loans and lease payables at amortized cost and has elected NOT to account for them under the fair value hierarchy.

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the six-month periods ended December 31, 2024 and 2023.

(i) Cash

Cash consists of cash on hand, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. Risk of loss is not expected by management.

(j) Intangible assets, net

The Company’s intangible assets are stated at cost less accumulated amortization and impairment, if any, and amortized on a straight-line basis over the estimated useful lives of the assets.

Category	Estimated useful lives

Software	3 years
Patents	6 years

Software represents purchased software and is amortized straight-line over the Company’s estimates to generate economic benefits from such software, generally three years.

Patents represent the estimated fair value assigned to finite-lived intangible assets acquired in a transaction that is accounted for as an acquisition of assets rather than a business combination are initially recognized in accordance with other application GAAP. Any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally six years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an finite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2024 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was approximately US$1.6 million as of December 31, 2024 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

(k) Equipment, net

Equipment, net are stated at cost less accumulated depreciation and impairment, if any, and depreciated on a straight-line basis over the estimated useful lives of the assets. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its intended use. Estimated useful lives are as follows:

Category	Estimated useful lives

Lab equipment	3 to 5 years
Computer equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	3 years

Expenditure for repair and maintenance costs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred, whereas the expenditure for major renewals and betterment that substantially extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs, accumulated depreciation and impairment with any resulting gain or loss recognized in the consolidated statements of operations and comprehensive loss.

(l) Deferred Initial Public Offering (“IPO”) costs

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Initial public offering expense directly attributable to offering of securities are deferred and would be charged against the gross proceeds of the offering, as a reduction in share capital. These deferred expenses mainly consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended IPO. Should the IPO prove to be unsuccessful, these deferred initial public offering costs, as well as additional expenses to be incurred, will be charged to operations. As of December 31, 2024 and June 30, 2024, the Company capitalized US$672,471 and US$638,871 of deferred initial public offering costs.

(m) Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. As of December 31, 2024 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was approximately US$1.6 million as of December 31, 2024 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

(n) Commitments and contingencies

In the normal course of business, the Company is subject to commitments and contingencies, including operating lease commitments, legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss will occur, and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments on liability for contingencies, including historical and the specific facts and circumstances of each matter.

(o) Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including licensing fees, cost of salaries, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials, manufacturing costs and professional services. All costs associated with research and developments are expensed as incurred.

The Company has already started the registration process and plans to start the clinical research by the end of June 2025, which are expected to end in April 2026, and we expect to obtain the required registration certificate by October 2027. As of December 31, 2024, the Company has not commenced sales of the products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until the Company has completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products.

Hence, the Company incurred its research and development cost during the six-month periods ended December 31, 2024 and 2023, which is in compliance under ASC 730-10-25.

(p) General and administrative expenses

General and administrative expenses mainly consist of staff cost, depreciation, office supplies and upkeep expenses, travelling and entertainment, legal and professional fees, property and related expenses, other miscellaneous administrative expenses.

(q) Operating leases

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of factory buildings, offices and employee dormitories, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and (c) initial direct costs.

(r) Income Taxes

The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six-month periods ended December 31, 2024 and 2023. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Valuation of Deferred Tax Assets

A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company determines that sufficient negative evidence exists, then it will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of its deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on its effective income tax rate and results. Conversely, if, after recording a valuation allowance, the Company determines that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded, it may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on its effective income tax rate and results in the period such determination was made.

(s) Loss per share

Loss per share is computed by dividing net loss attributable to common stockholders  by the weighted average number of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(t) Recent accounting pronouncements

In October 2021, the FASB issued ASU 2021-10, Codification Improvements. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This amendment incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendment requires entities to report a measure of segment profit or loss that the chief operating decision maker uses to assess segment performance and make decisions about allocating resources. The amendment also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosure under certain circumstances. The amendment does not change or remove those disclosure requirements and also does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This amendment is effective for the Group’s consolidated financial statements issued for annual periods beginning after December 15, 2023. Early adoption is permitted. The Group is currently evaluating the impact of adopting this amendment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to income Tax Disclosures. The amendment in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Award. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Tax refundable	206,895	161,142
Other receivables	48,990	44,035
Prepayment	225,771	237,960
Total prepaid expenses and other current assets	481,656	443,137
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	481,656	443,137

5. EQUIPMENT, NET

Equipment, net, consists of the following:

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Lab equipment	1,484,810	1,486,392
Computer equipment	31,582	31,746
Furniture and fixtures	35,136	35,332
Leasehold improvements	200,629	201,515
	1,752,157	1,754,985
Less: accumulated depreciation	(1,351,150)	(1,230,457)
Equipment, net	401,007	524,528

Depreciation expenses were approximately US$65,517 and US$57,899 for the three-month periods ended December 31, 2024 and 2023, respectively. Depreciation expenses were approximately US$132,807 and US$96,688 and for the six-month periods ended December 31 2024 and 2023, respectively.

6. INTANGIBLE ASSETS, NET

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets:

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Acquired technology	365,277	391,016
Less: accumulated amortization	(314,761)	(272,018)
	50,516	118,998

Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization expense was approximately US$33,554 and US$31,692 for the three-month periods ended December 31, 2024 and 2023, respectively. Amortization expense was approximately US$68,482 and US$65,987 for the six-month periods ended December 31, 2024 and 2023, respectively.

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Acquired patents through acquisition	1,617,974	1,617,974
Less: impairment	(1,617,974)	(1,617,974)
	—	—

As of December 31, 2024 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was US$1,617,974 as of December 31, 2024 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES

Account Payable, accrued expenses and other liabilities consists of the following:

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Accounts Payable	617,865	620,476
Payroll payable	145,295	77,113
Amount due to related parties – major stockholders *	355,433	113,812
Amount due to related parties – related corporations**	1,267,052	674,262
Other payable#	1,209,448	1,184,586
	3,595,093	2,670,249

*	The amount due to the Company’s major stockholders as of December 31, 2024 and June 30, 2024 are non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of December 31, 2024 and June 30, 2024 are non-trade, unsecured, interest-free and repayable on demand.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER INCOME (EXPENSE), NET

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other expense, net	(32,077)	(719)	(29,736)	(115)
Foreign exchange gain (loss)	(365,515)	486,710	(113,419)	155,021
Other income (expense), net	(397,592)	485,991	(143,155)	154,906

9. EQUITY

For the sake of undertaking a public offering of the Company’s common stock, the Company has performed a series of re-organizing transactions resulting in 20,000,000 of common stock and 20,000,000 of common stock outstanding as of December 31, 2024 and June 30, 2024 giving the retroactive effects to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024. The Company has accounted for these shares had they been issued and outstanding at the beginning of the first period presented. The Company only has one single class of common stock that is accounted for as permanent equity.

On May 16, 2023, the Company effected a forward share split of all issued and outstanding shares of 25,000,000 shares at a ratio of 1-to-4. As a result of the forward split, the Company now have 100,000,000 common stock issued and outstanding as of the date hereof. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to share split or dividend pursuant to ASC 260. All references made to share or per share amounts in the accompanying unaudited interim condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 4 for 1 share split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock”.

On October 15, 2024, the Company effected the reverse share split of all issued and outstanding shares of 100,000,000 shares at a ratio of 5:1. As a result of the reverse share split, the Company now have 20,000,000 common stock issued and outstanding as of the date hereof. Unless indicated or the context otherwise requires, all number of common stock in this report has been retrospectively adjusted for the reverse share split, as if such reverse share split occurred on the first day of the years presented.

On March 07, 2025, the Company completed its initial public offering. In this offering, the Company issued 1,640,000 Ordinary Shares at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses. The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

10. INCOME TAXES

The Company is not an operating company but a holding company incorporated in the State of Nevada and is considered U.S. tax resident under U.S. tax laws; accordingly, it is subject to U.S. tax laws at a statutory tax rate of 21%. The Company is subject to the State of Nevada tax laws at a tax rate of 0%.

The Company’s net deferred income tax assets as of December 31, 2024 and June 30, 2024 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan, China, Hong Kong tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

As of December 31, 2024 and June 30, 2024, the Company had total net operating loss carry forwards of approximately $10,246,829 and $8,767,393, which consists of China net operating loss carry forwards of $4,355,204 and $3,817,009, Taiwan net operating losses of $4,510,736 and $4,200,888 , Hong Kong net operating loss carry forwards of $4,723 and $5,014, and US net operating loss carry forwards of $1,376,166 and $744,480.

Taiwan

The Company’s operating subsidiary, Advanced Biomed Inc. (Taiwan) is considered Taiwan tax resident enterprises under Taiwan tax laws; accordingly, it is subject to enterprise income tax on its taxable income as determined under Taiwan tax laws at a statutory tax rate of 20%.

China

The Company’s operating subsidiary, Shanghai Sglcell Biotech Co., Ltd. is considered PRC resident enterprises under Enterprise Income Tax Law of the PRC; accordingly, it is subject to enterprise income tax on their taxable income as determined under Enterprise Income Tax Law of the PRC at a statutory tax rate of 25%.

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the six-months periods ended December 31, 2024, 2024 and 2023.

The income tax provision consists of the following component:

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income tax expense	-	-	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the six-month periods ended December 31,
	2024	2023
	(unaudited)	(unaudited)
Loss before tax	(1,173,484)	(916,661)
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	-	-
Effect of tax losses carry forwards	(2,068,779)	(1,759,272)
Effect of subsidiaries foreign income (loss)	2,068,779	1,759,272
Income tax expense	-	-
Effective tax rate	-%	-%

The component of deferred tax assets are as follows:

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Net operating losses carry forward	2,068,779	2,019,708
Valuation allowance	(2,068,779)	(2,019,708)
Deferred tax assets, net	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the cumulative earnings and projected future taxable income in making this assessment. Recovery of substantially all of the Company’s deferred tax assets is dependent upon the generation of future income, exclusive of reversing taxable temporary differences.

11. STOCK OPTION

Effective from March 30, 2023, the Stock Incentive Plan (the “2023 Plan”) was approved by the Company's Board of Directors. Under the 2023 Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 15 million shares of our common stock are subject to the 2023 Plan and maybe either a qualified or non-qualified stock option. The shares issued for the 2023 Plan may be either treasury or authorized and unissued shares. As of the date of this prospectus, the Company has granted no stock options to purchase any shares of the common stock under the 2023 Plan.

12. RELATED PARTY TRANSACTIONS

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Party	Relationship to Us
Yi Lu, Ph.D.	Chairman of the Board and Chief Executive Officer of the Company
Hung To Pau, Ph.D.	Director, Secretary and Shareholder of the Company
Steven I-Fang Cheng, Ph.D.	Chief Technology Officer of the Company
Chen-Yi Lee	Chen-Yi Lee is the sole director and the controlling person of Advance On Ventures Limited, which owns 10.92% equity interest in the Company and has sole voting and dispositive power over shares beneficially owned by Advance On Ventures Limited. Chen-Yi Lee is also the Shareholder of the Company
Advance On Ventures Limited	Shareholder of the Company
Well Fancy Development Ltd	Hung To Pau is the director and shareholder of the entity
Shanghai Junfu Electronic Technology Co., Ltd.	Hung To Pau is the legal person and shareholder of the entity

In the ordinary course of business, during the six-month periods ended December 31, 2024 and 2023, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Amount due to related parties – major stockholders
Name of related party
Yi Lu, Ph.D. (1)	109,125	110,268
Chen-Yi Lee (2)	2,434	3,544
Hung To Pau, Ph.D. (3)	243,874	-
	355,433	113,812
Amount due to related parties – related corporations
Name of related party
Well Fancy Development Ltd (4)	506,705	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	760,347	674,262
	1,267,052	674,262

1.	Advanced Biomed Inc. (Taiwan) entered into an unsecured, interest-free loan to Yi Lu, Ph.D. amounting to NTD 3,578,212 (approximately US$109,125) for general working capital in January 2023. As of December 31, 2024 and June 30, 2024, the loan balance due to Yi Lu amounted to US$109,125 and US$110,268, respectively.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$16,792), RMB121,681 (approximately US$16,670) and RMB76,000 (approximately US$10,412) for general working capital in October 2024, November 2024 and December 2024. As of December 31, 2024, the loan balance due to Hung To Pau, Ph.D. totally amounted to US$200,000 and RMB320,247 (approximately US$43,874) for general working capital.

4.	Advanced Biomed Inc.(Taiwan) entered into four unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$175,072), NTD 1,911,944 (approximately US$58,309), NTD 1,906,840 (approximately US$58,153) and NTD 3,121,500 (approximately US$95,196) for general working capital in July 2024, October 2024, November 2024 and December 2024. And Advanced Biomed Inc. entered into one unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 for general working capital in November 2024. As of December 31, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 12,680,884 (approximately US$386,730) and US$119,975 for general working capital.

Advanced Biomed Inc.(Taiwan) entered into ten unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 2,967,700 (approximately US$91,455), NTD 2,989,873 (approximately US$92,138), NTD 4,270,200 (approximately US$131,593), NTD 1,945,000 (approximately US$59,938), NTD 1,858,120 (approximately US$57,261), NTD 2,912,200 (approximately US$89,744), NTD 2,890,065 (approximately US$89,062), NTD 5,857,750 (approximately US$180,516), NTD 4,356,145 (approximately US$134,242) and NTD 3,732,100 (approximately US$115,011) for general working capital in August 2022, April 2023, May 2023, June 2023, July 2023, August 2023, October 2023, December 2023, February 2024 and April 2024, respectively. And Advanced Biomed Inc. entered into five unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$6,000, $9,975, $79,975, $299,975, $149,975 for general working capital in September 2021, July 2023, September 2023, December 2023, April 2024, respectively. As of June 30, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 33,779,153 (approximately US$1,040,960) and amounted to US$545,900 for general working capital. And the total amount due to Well Fancy Development Ltd of NTD 33,779,153 (approximately US$1,040,960) and US$545,900, totalling US$1,586,860, have been waived off by Well Fancy Development Ltd on June 30, 2024.

5.	Shanghai Sglcell Biotech Co., Ltd entered into five unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$68,500) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$95,900), RMB1,500,000 (approximately US$205,497), RMB700,000 (approximately US$95,900) and RMB650,000 (approximately US$89,050) in January 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of December 31, 2024 and June 30, 2024, the loan balance due to Shanghai Junfu Electronic Technology Co., Ltd totally amounted to RMB5,550,000 (approximately US$760,347) and RMB4,900,000 (approximately to US$674,262), respectively.

13. CONCENTRATIONS AND RISKS

Credit Risk

Credit risk is the potential financial loss to the Company resulting from the failure of a customer or a counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. As the Company does not hold any collateral, the maximum exposure to credit risk is the carrying amounts of other receivables (exclude prepayments) and cash and bank deposits presented on the consolidated balance sheets. The Company has no other financial assets which carry significant exposure to credit risk.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation.

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of 60 days, including the servicing of financial obligations; this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates. The company’s exposure to the risk of changes in foreign exchange rates relates primarily to the Company’s operating activities (when expense is denominated in a foreign currency) and the Company’s net investments in foreign subsidiaries.

Impact of Inflation

Inflation in Taiwan and PRC has not materially affected the Company’s profitability and operating results. However, the Company can provide no assurance that we will be unaffected by higher inflation rates in Taiwan and PRC or globally in the future.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2024 and up through April 15, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

Lease commitment

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which results in an economic penalty.

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Operating lease ROU asset	241,267	126,740

	December 31, 2024	June 30, 2024
	US$	US$
	(unaudited)
Operating lease liabilities
Current portion	233,701	62,211
Non-current portion	56,326	64,529
Total	290,027	126,740

As of December 31, 2024, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment	US$
2025	168,366
2026	93,379
2027	34,095
2028	-
2029	-
Thereafter	-
Total future lease payment	295,840
Less: imputed interest	(5,813)
Present value of operating lease liabilities	290,027
Operating lease liabilities, current portion	233,701
Operating lease liabilities, non-current portion	56,326

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2024:

Weighted average discount rate	3.69%
Weighted average remaining lease term (years)	1.56

15. SUBSEQUENT EVENTS

The Company has assessed all events from December 31, 2024 through April 15, 2025, which is the date that these unaudited interim condensed consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these unaudited interim condensed consolidated financial statements.

On March 07, 2025, the Company completed its initial public offering. In this offering, the Company issued 1,640,000 Ordinary Shares at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses. The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a holding company incorporated in the State of Nevada. We operate through Advanced Biomed Taiwan and Advanced Biomed HK. Advanced Biomed Taiwan is responsible for the main operation and the design and development of the company’s primary technologies and products. Since our establishment in 2014, we have been focusing on the integration of multiple interdisciplinary technologies and established our own microfluidic technology platform. Utilizing the physical and molecular biological characteristics of tumor cells, we have developed various advanced and original research through the joint application of semiconductor technology and biotechnology. This includes complex precision structures, dielectric detection, functional microfluidic biochips, microfluidic integrated semiconductor sensors, related application modules, and key components of medical testing equipment. We have also developed a series of medical testing equipment and related products by integrating various functions of microfluidic modules, automation software, and hardware. Our technologies and products can be used for early screening and detection, diagnosis and staging, and treatment of cancer through the detection of circulating tumor cells and related tumor markers in blood samples, capture of single circulating tumor cells, and single-cell sorting and determination. These products provide assistance in treatment selection and patient prognosis intervention once the required licenses and approvals have been obtained. Advanced Biotech HK is our first localized operation company, mainly responsible for market operation and management in China, localized production, product registration, and future local market sales of our products in accordance with relevant local regulations in China. Our Shanghai subsidiary owns some of our R&D equipment and patents and will be responsible for operations related to clinical trials in Mainland China through CROs. In the future, we plan to also establish operation centers in countries and regions in North America and Europe.

Our devices, A+Pre, AC-1000, A+CellScan, and A+SCDrop, and three corresponding microfluidic biochips, A+Pre Chip and AC-1000 CTC Enrichment Chip and A+CellScan Chip, are designed to provide rapid and affordable assay products and services to cancer patients. Among them, A+Pre is mainly used to reduce the viscosity of blood samples, and AC-1000 is used to complete the separation and enrichment of circulating tumor cells (“CTCs”) and tumor-related targeted cells in blood samples. The A+CellScan is mainly used for fluorescent labeling and automatic scanning judgment of targeted cells while A+SCDrop preserves the original viability of single cells.

Additionally, we have finished the research and development stage for four matching immunostaining kits, A+CTCE, A+CTCM, A+EMT and A+CM, and submitted registration applications in China. The immunostaining kit use antibodies combined with fluorescent groups of different colors to bind to specific proteins on the cell surface or inside the cells. The presence and intensity of fluorescent signals can be observed through a separate fluorescent imaging system, and the expression of the target protein and the cell type can be judged and determined accordingly. Different cell types can be distinguished using multiplexed combined staining with different antibodies. The A+CTCE kit is mainly used to identify epithelial circulating tumor cells, the A+CTCM kit is used to identify mesenchymal circulating tumor cells, the A+EMT kit is mainly used to identify epithelial-to-mesenchymal circulating tumor cells, and the A+CM kit is used to identify tumor-associated macrophages (cancer-associated macrophage-like cells).

We also developed a product for early screening of lung cancer, the A+LCGuard Lung Cancer Early Screening Kit (“A+LCGuard”), which is used to assist in the determination of benign and malignant pulmonary nodules. From August 2020 to September 2022, we finalized the research, design, and development of A+LCGuard. A+LCGuard is Class III medical devices and is required to conduct clinical trials before completing the registration process. We plan to begin A+LCGuard’s clinical research by the end of June 2025. Specifically, in June 2025, the Company and the CRO plan to collaborate to draft the clinical research protocol and begin preparing the necessary equipment, consumables, reagent kits, and other materials for the study. By the end of September 2025, we expect that the clinical research protocol may pass ethical review and receive ethics committee approval. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of October 2025. We believe the results of the clinical research will inform the work plan for future large-scale clinical trials, minimizing waste from an excessively large sample size or insufficient statistical power due to a sample size that is too small. We recognize that the clinical research results may differ from expectations and may not support our expected progression to clinical trials. If so, we plan to promptly optimize the product, adjust participant group selection, and modify the final protocol for large-scale clinical trials. However, we cannot guarantee that any clinical research or trial will meet our anticipated outcomes. Furthermore, delays in obtaining ethical approval or recruiting participants could prevent the clinical research from being completed on schedule. Such delays could subsequently postpone the large-scale clinical trial and ultimately the product launch date.

All of our products must go through three steps to receive the required clearance from the NMPA before they can be sold to customers. The three steps are research and development, registration application, and registration review, which must be done in that order. At the registration application stage, we have to assemble all the required application materials, complete clinical trials (if required by NMPA), and work with an NMPA accredited third-party organization to examine our products in accordance with NMPA rules. NMPA will review our application during the registration review period and may request additional information before officially approving or denying our applications. Currently, A+Pre and AC-1000 and their corresponding chips have been cleared by the NMPA; A+SCDrop, A+CellScan, A+CellScan Chip, and A+LCGuard are at the registration application stage; the four matching immunostaining kits are under registration review. As of the date of this prospectus, we have not applied for similar clearances from other jurisdictions.

We participated in a scientific research project at Shanghai Pulmonary Hospital from July 17, 2019 to December 2021, and completed a total of 123 case studies to test A+Pre, AC-1000 and A+LCGuard. In the study, we selected 123 individuals, and among them, 75 were surgical patients with nodular changes or shadows in the lungs reported by imaging studies and 48 healthy patients without lung nodules reported by imaging studies. 7ml blood samples were taken from test subjects either before the clinical operation (for cancer patients) or after the physical examination (for healthy individuals), and A+Pre, AC-1000, and A+LCGuard kits were used to determine whether there were circulating tumor cells and other tumor markers in the blood samples. Finally, the pathological and physical examination results of the tested individuals were compared with the test results of our products. Our test results achieved 96% sensitivity and 99.9% specificity, which provides the research and development basis for our products. Specifically, A+Pre and AC-1000 were at the research and development stage, and we completed their effectiveness and performance indicators testing through this project. At the same time, A+LCGuard finished its feasibility and functional verification testing. All three products were tested together throughout the entire project.

All of our products must be approved by applicable regulatory authorities before being sold to customers. A+Pre and A+CellScan can work with third-party products to achieve their designed objectives. AC-1000 and A+SCDrop may be used together with other devices according to different application scenarios below. For the A+LCGuard early screening kit, it has to be used in combination with A+Pre and AC-1000. Our four staining kits, A+CTCE, A+CM, A+CTCM, and A+EMT, can be used independently or with third-party products. A+Pre, AC-1000, and A+CellScan require the use of our supporting microfluidic chips.

●	For the analysis of high-viscosity blood samples: A+Pre can be independently used for pretreatment, retaining the original cell activity while preventing blood samples from clogging the equipment pipeline after entering the detection equipment.

●	For the identification and counting application of circulating tumor cells: blood samples are diluted with A+Pre, and then AC-1000 is used to separate and enrich circulating tumor cells and related tumor markers. The enriched samples are stained, calibrated, and finally identified and counted. We can provide this service to the public if using third-party staining reagents already on the market in China. However, we plan to officially roll out this service once our in-house developed staining reagents, A+CTCE, A+CTCM, A+EMT and A+CM, complete the registration process. The identification and counting of circulating tumor cells and related tumor marker cells can provide auxiliary references for relevant clinical applications.

●	The capture of circulating tumor cells: we follow the same process as the identification of circulating tumor cells to obtain enriched samples with A+Pre and AC-1000, and then the samples are captured and separated by A+SCDrop to isolate single circulating tumor cells. This service can provide tumor cells with high purity and high activity.

●	For early screening of lung cancer: peripheral blood samples of the subjects are first obtained, and the target cells are enriched and captured sequentially by A+Pre and AC-1000. After that, A+LCGuard performs cell fluorescence staining on the enriched samples to determine the number of targeted cells, and finally makes a judgment.

Due to the different regulatory requirements for the marketing of medical device products and in-vitro diagnostics (“IVD”) products in various regions/countries, it is necessary to complete the registration application and obtain the corresponding license in accordance with the local regulations before engaging in commercial activities in the respective regions/countries (“localization registration”). Afterward, marketing and sales can be carried out. We follow the principle of modularization when design and develop all of our products and equipment so that products and equipment can be produced locally to meet different regulatory requirements. Based on the current development of the early tumor screening and preventive treatment industry and the characteristics of the products we are planning to register and apply in the future, we have adopted the operation model of centralized research and development and localized management. We have started the registration process with the NMPA in China for all of our products. Later on, the Company may establish subsidiaries in the United States and Europe to produce products and carry out product registration. To achieve that, our products must be cleared by the United States Food and Drug Administration and go through the conformity assessment process to obtain the Conformite Europeenne marking (“CE marking”) from competent authority in each European Union member state.

We are looking for suitable locations in the states of California and Washington for our planned expansion to the North America market. We aim to complete site selection and personnel recruitment in the United States by the end of 2024 and start product registration, testing and production afterward. Our US subsidiary will be responsible for the production and registration of our equipment and related products in the US. Production, testing, and clinical trials in our US market will be conducted in accordance with US regulations, and clinical data from trials conducted in China will not be used to establish product standards. In addition, we plan to break into the European market in 2025 and conduct localized management and operations in accordance with European regulations. In 2025, we plan to also start the localized registration of our IVD products in Europe. As of the date of this prospectus, we have not conducted any clinical trials for our products.

However, as of the date of this prospectus, we have not commenced sales of our products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until we have completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products. Due to differences in regulatory and clinical registration requirements, we may not be able to obtain device and product approvals or provide product service on time. We expect to be in a state of continuous loss for the next two to three years.

Results of Operations

For the years ended June 30, 2024 and 2023 and six-month periods ended December 31, 2024 and 2023, the Company conducted its business through Advanced Biomed Taiwan and Shanghai Sglcell’s subsidiaries as research and development centers for technology research and product development.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2024 and 2023

	Years Ended June 30,
	2024	2023	Change
	$	$	$
Operating expenses:
Research and development	(880,193)	(1,383,181)	502,988	36%
General and administrative expenses	(1,661,379)	(1,688,042)	26,663	2%

Total operating expenses	(2,541,572)	(3,071,223)	529,651	17%

Interest income	53,495	21,402	32,093	150%
Other expense, net	(294,201)	(682,956)	388,755	57%
Loss before tax expense	(2,782,278)	(3,732,777)	950,499	25%
Income tax expense	-	-	-	nm %
Net Loss	(2,782,278)	(3,732,777)	950,499	25%

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2024 and 2023

	Three-month Periods Ended December 31
	2024	2023	Change
	$	$	$
Operating expenses:
Research and development	(243,381)	(188,387)	(54,994)	(29)%
General and administrative expenses	(282,348)	(462,915)	180,567	39%
Total operating expenses	(525,729)	(651,302)	125,573	18%

Interest income	15,417	19,966	(4,549)	(23)%
Other (expense) income, net	(397,592)	485,991	(883,583)	(182)%

Net loss	(907,904)	(145,345)	(762,559)	(525)%

Comparison of Results of Operations for the Six-Month Periods Ended December 31, 2024 and 2023

	Six-month Periods Ended December 31
	2024	2023	Change
	$	$	$
Operating expenses:
Research and development	(425,084)	(357,572)	(67,512)	(19)%
General and administrative expenses	(620,672)	(733,975)	113,303	(15)%
Total operating expenses	(1,045,756)	(1,091,547)	45,791	(4)%

Interest income	15,427	19,980	(4,553)	(23)%
Other (expense) income, net	(143,155)	154,906	(298,016)	(192)%

Net loss	(1,173,484)	(916,661)	(256,823)	(25)%

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through December 31, 2024 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

Our research and development expenses are primarily related to research and development of microfluidic biochip technology and its application in precision medicine in the field of oncology, including early cancer screening and detection, diagnosis and staging, treatment selection, and patient prognosis.

For the years ended June 30, 2024 and 2023, we incurred research and development expenses of $0.9 million and $1.4 million, respectively. The research and development expenses decreased by approximately $0.5 million or 36% for the year ended June 30, 2024 mainly due to slow down of clinical development activities as all of the Company’s products are in the regulatory registration process. We do not plan to begin the clinical research for A+LCGuard until June 2025, and we anticipate the clinical research will end in April 2026.

For the three-month periods and six-month periods ended December 31, 2024 and 2023, we incurred research and development expenses of $0.2 million, $0.2 million, $0.4 million, $0.4 million, respectively. The research and development expenses increased by approximately $0.05 million or 29% and $0.1 million or 19% mainly due to increase in clinical development activities during the three-month and six-month periods ended December 31, 2024.

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the years ended June 30, 2024 and 2023 and the three-month periods and six-months periods ended December 31, 2024 and 2023:

	Years Ended June 30,
	2024	2023	Change
	$	$	$
Staff costs	761,257	743,291	17,966	2%
Depreciation and amortization	399,602	365,231	34,371	9%
Travelling and entertainment	18,843	57,129	(38,286)	(67)%
Legal and professional fees	350,000	380,000	(30,000)	(8)%
Property and related expenses	73,853	104,381	(30,528)	(29)%
Office supplies and upkeep expenses	11,443	11,146	297	3%
Miscellaneous expenses	46,381	26,864	19,517	73%
	1,661,379	1,688,042	(26,663)	(2)%

	Three-month Periods Ended December 31,
	2024	2023	Change
Staff costs	78,247	193,259	(115,012)	(60)%
Depreciation and amortization	127,143	27,011	100,132	371%
Travelling and entertainment	16	7,750	(7,734)	>100%
Property and related expenses	8,505	16,375	(7,870)	(48)%
Office supplies and upkeep expenses	5,557	581	4,976	>100%
Professional fees	61,503	100,000	(38,497)	(38)%
Miscellaneous expenses	1,377	117,939	(116,562)	(99)%
	282,348	462,915	(180,567)	(39)%

	Six-month Periods Ended December 31,
	2024	2023	Change
Staff costs	227,025	353,473	(126,448)	(36)%
Depreciation and amortization	170,996	53,944	117,052	217%
Travelling and entertainment	12,620	11,914	706	6%
Property and related expenses	15,818	32,725	(16,907)	(52)%
Office supplies and upkeep expenses	16,261	1,244	15,017	>100%
Professional fees	109,728	100,000	9,728	10%
Miscellaneous expenses	68,224	180,675	(112,451)	(62)%
	620,672	733,975	(113,303)	(15)%

For the years ended June 30, 2024 and 2023, our general and administrative expenses amounted to $1.7 million and $1.7 million, respectively. The slight decrease in administrative expenses by approximately $0.03 million or 2% for the year ended June 30, 2024, is mainly attributable to the decrease in the travelling and entertainment expenses, legal and professional fees and property and related expenses which offset by the increase in staff costs, depreciation and amortization and miscellaneous expenses. For the three-month and six-month periods ended December 31, 2024 and 2023, our general and administrative expenses amounted to $0.3 million, $0.5 million, $0.6 million and $0.7 million, respectively. The decrease in administrative expenses by approximately $0.2 million or 39% and $0.1 million or 15%, respectively, for the three-month and six-month period ended December 31, 2024, is mainly attributable to the decrease in staff costs and miscellaneous expenses which partially offset by the increase in the depreciation and amortization and office suppliers and upkeep expenses.

For the years ended June 30, 2024 and 2023, our other expense, net amounted to $0.3 million and $0.7 million respectively. The decrease in other expense was due to an ad hoc loss on disposal of subsidiaries of $0.2 million and higher foreign exchange loss of $0.2 million in the year ended June 30, 2023.

For the three-months period ended December 31, 2024 and 2023, our other (expense) income, net amounted to $(0.4) million and $0.5 million respectively. The increase in other expense, net by approximately $0.9 million for the three-month period ended December 31, 2024, is mainly attributable to the exchange loss resulted from revaluation of the foreign currency balances of approximately $0.4 million for the three-month period ended December 31, 2024 as compared with exchange gain of $0.5 million recorded for the six-month period ended December 31, 2023.

For the six-month periods ended December 31, 2024 and 2023, our other (expense) income, net amounted to $(0.1) million and $0.2 million respectively. The increase in other expense, net by approximately $0.3 million for the six-month period ended December 31, 2024, is mainly attributable to the exchange loss resulted from revaluation of the foreign currency balances of approximately $0.1 million during the six-month period ended December 31, 2024 as compared with exchange gain of $0.2 million recorded for the six-month period ended December 31, 2023.

Net Loss for the Year/Period

As a result of the foregoing, our net loss for the year ended June 30, 2024 was $2.8 million, compared to a loss from operations of $3.7 million for the year ended June 30, 2023.

Our loss from operations was $0.9 million and $0.1 million for the three-month periods ended December 31, 2024 and 2023 respectively. Our loss from operations was $1.2 million and $0.9 million for the six-month periods ended December 31, 2024 and 2023 respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Liquidity and Capital Resources

Our liquidity and working capital requirements are primarily related to our research and development and operating expenses. Historically, we have met our working capital and other liquidity requirements primarily through a combination of cash generated from stockholders’ advances to the company. Going forward, we expect to fund our working capital and other liquidity requirements from various sources, including but not limited to cash generated from our operations, loans from banking facilities, the net proceeds from this offering and other equity and debt financings as and when appropriate.

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the financial year ended June 30, 2024 and the six-month period ended December 31, 2024, the Company reported net loss of $2,782,278 and $1,173,484, respectively. As of June 30, 2024 and December 31, 2024, the Company’s working capital surplus (deficit) was $318,650 and $ (689,903) respectively. In addition, the Company had net cash outflows of $2,126,340 and $871,521 from operating activities for the financial year ended June 30, 2024 and the six-month period ended December 31, 2024. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

As circumstances warrant and to sustain its ability to support the Company’s operating activities, the Company may consider supplementing its available sources of funds through the following sources:

●	cash generated from operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

Management has commenced a strategy to raise debt and equity. Our director and former Chief Executive Officer, Hung To Pau, Ph.D. paid the initial public offering costs and certain expenditures, amounted $1,233,764, on behalf of the Company and committed to the disbursement of the remaining initial public offering costs. Advanced Biomed Taiwan entered into an unsecured, interest-free loan with Yi Lu, our Chairman of the Board and current Chief Executive Officer, of NTD 3,578,212 (approximately $109,125) for general working capital in January 2023. As of December 31, 2024, the loan balance due to Yi Lu amounted to $109,125. Advanced Biomed Taiwan entered into ten unsecured, interest-free loans with Well Fancy Development Ltd amounting to NTD 2,967,700 (approximately $91,455), NTD 2,989,873 (approximately $92,138), NTD 4,270,200 (approximately $131,593), NTD 1,945,000 (approximately $59,938), NTD 1,858,120 (approximately $57,261), NTD 2,912,200 (approximately $89,744), NTD 2,890,065 (approximately $89,062), NTD 5,857,750 (approximately $180,516) and NTD 4,356,145 (approximately $134,242) and NTD 3,732,100 (approximately US$115,011) for general working capital in August 2022, April 2023, May 2023, June 2023, July 2023, August 2023, October 2023, December 2023, February 2024 and April 2024, respectively. As of June 30, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 33,779,153 (approximately $1,040,960) and amounted to $545,900 for general working capital. Shanghai Sglcell Biotech Co., Ltd entered into five unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$68,500) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$95,900), RMB1,500,000 (approximately US$205,499), RMB700,000 (approximately US$95,900) and RMB650,000 (approximately US$89,050) in January 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of December 31, 2024 and June 30, 2024, the loan balance due to Shanghai Sglcell Biotech Co., Ltd totally amounted to RMB5,550,000 (approximately US$760,347) and RMB4,900,000 (approximately to US$674,262), respectively.

In addition, the amount due to Dr. Pau of US$1,233,764 has been waived off by Dr. Pau as of June 30, 2024. And the total amount due to Well Fancy Development Ltd of US$1,586,860 have also been waived off by Well Fancy Development Ltd as of June 30, 2024.

Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$16,792), RMB121,681 (approximately US$16,670) and RMB76,000 (approximately US$10,412) for general working capital in October 2024, November 2024 and December 2024. As of December 31, 2024, the loan balance due to Hung To Pau, Ph.D. totally amounted to US$200,000 and RMB320,247 (approximately US$43,874) for general working capital. In addition, Advanced Biomed Inc.(Taiwan) entered into four unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$175,072), NTD 1,911,944 (approximately US$58,309), NTD 1,906,840 (approximately US$58,153) and NTD 3,121,500 (approximately US$95,196) for general working capital in July 2024, October 2024, November 2024 and December 2024. And Advanced Biomed Inc. entered into one unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 for general working capital in November 2024. As of December 31, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 12,680,884 (approximately US$386,730) and US$119,975 for general working capital.

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $2,657,235 as of December 31, 2024 will be sufficient to meet our research and development and operating expenditures for a minimum period of approximately 3 months until June 30, 2025 from the date of this report.

However, there can be no certainty that these additional financings will be available on acceptable terms or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the financial years ended June 30, 2024 and 2023 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Material Cash Requirements

Our cash requirements consist primarily of day-to-day operating expenses, research and development expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease our R&D center and office. We expect to make future payments on existing leases from cash generated from operations.

We had the following contractual obligations and lease commitments as of June 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	126,740	62,211	64,529	-	-
Total obligations	126,740	62,211	64,529	-	-

We had the following contractual obligations and lease commitments as of December 31, 2024

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	290,027	233,701	56,326	-	-
Total obligations	290,027	233,701	56,326	-	-

Working Capital

	December 31,	June 30,
	2024	2024	Change
Total current assets	$3,138,891	$3,051,110	$87,781
Total current liabilities	(3,828,794)	(2,732,460)	(1,096,334)
Net current assets (liabilities)	$(689,903)	$318,650	$(1,008,553)

As of December 31, 2024 and June 30, 2024, the Company’s working capital surplus and (deficit) was ($689,903) and $318,650. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next 4 months from the date of this prospectus, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the fiscal years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024	2023
	$	$

Cash at beginning of the year	2,622,279	4,783,864

Net cash used in operating activities	(2,126,340)	(2,963,625)
Net cash used in investing activities	(74,110)	(263,009)
Net cash provided by financing activities	1,866,820	458,137
Foreign currency effect	319,324	606,912

Net decrease in cash	(14,306)	(2,161,585)

Cash at end of the year	2,607,973	2,622,279

The following table summarizes our cash flows for the six-month periods ended December 31, 2024 and 2023:

	Six-month period ended December 31,
	2024	2023
	$	$

Cash and cash equivalents at beginning of the period	2,607,973	2,622,279

Net cash provided used in operating activities	(871,521)	(584,854)
Net cash used in investing activities	(9,286)	(47,553)
Net cash provided financing activities	800,811	981,085
Foreign currency effect	129,258	(194,335)

Net decrease in cash and cash equivalents	49,262	(154,343)

Cash and cash equivalents as at end of the period	2,657,235	2,776,622

Cash Flow from Operating Activities

During the years ended June 30, 2024 and 2023, the operating activities were primarily comprised the research and development activities, staff costs and administrative expenses.

Our net cash used in operating activities primarily reflected our net loss, as adjusted for non-operating items, such as non-cash depreciation and amortization and effects of changes in working capital such as decrease in prepaid expenses and other current assets and increase or decrease in accounts payables, accruals and other current liabilities.

For the year ended June 30, 2024, our net cash used in operating activities was approximately $2.1 million, which primarily reflected our net loss of approximately $2.8 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.4 million positively offset by (ii) increase in accounts payable, accrual and other current liabilities of approximately $0.5 million and negatively impacted by increase in prepaid expenses and other current assets of approximately $0.3 million.

For the year ended June 30, 2023, our net cash used in operating activities was approximately $3.0 million, which primarily reflected our net loss of approximately $3.7 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.4 million, positively offset by (ii) increase in accounts payable, accrual and other current liabilities of approximately $0.4 million and increase in prepaid expenses and other current assets of approximately $0.2 million.

For the six-month period ended December 31, 2024, our net cash used in operating activities was approximately $0.9 million, which primarily reflected our net loss of approximately $1.1 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.2 million positively offset by (ii) increase in accounts payable, accrual and other current liabilities of approximately $0.06 million and negatively impacted by increase in prepaid expenses and other current assets of approximately $0.04 million.

Cash Flow from Investing Activities

Our cash flows used in investing activities primarily consisted of (i) the purchase of intangible assets; (ii) the purchase of equipment, furniture and fixtures and leasehold improvements; and (iii) acquisition of assets of the subsidiaries.

For the year ended June 30, 2024, our net cash used in investing activities was approximately $0.08 million, primarily attributable to the purchase of equipment.

For the year ended June 30, 2023, our net cash used in investing activities was approximately $0.26 million, primarily attributable to the purchase of equipment, furniture and fixtures and leasehold improvements of approximately $0.21 million and net cash outflow of approximately $0.05 million from the disposal of subsidiaries.

For the six-month period ended December 31, 2024, our net cash used in investing activities was approximately $0.01 million, primarily attributable to the purchase of equipment.

Cash Flow from Financing Activities

Our cash flows from financing activities primarily consists of proceeds from issuance of shares.

For the year ended June 30, 2024, our Company recorded net cash generated from financing activities of approximately $1.9 million, which was mainly attributable to the initial public offering costs and certain expenditures paid on behalf by the related parties and loans from the related parties totalling of approximately $1.9 million.

For the year ended June 30, 2023, our Company recorded net cash generated from financing activities of approximately $0.4 million, which was mainly attributable to the proceeds from issuance of shares of approximately $1 million and offsetting the payment of deferred initial public offering costs of approximately $0.6 million.

For the six-month period ended December 31, 2024, our Company recorded net cash generated from financing activities of approximately $0.8 million, which was mainly attributable to the certain expenditures paid on behalf by the related parties and loans from the related parties totalling of approximately $0.8 million.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included elsewhere in this prospectus, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

We are an “emerging growth company” as defined under the federal securities laws and, as such, will be subject to reduced public company reporting requirements. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act. As a result of our election, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. Significant accounting estimates reflected in our consolidated financial statements include the useful lives for equipment and intangible assets, fair value of financial instruments, assumptions used in assessing right of use assets, impairment of equipment and intangible assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from these estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

The following accounting policies are significant to the preparation of our consolidated financial statements. The areas involving a higher degree of judgement or complexity, or areas where estimates and assumptions are significant to the financial statements are disclosed in Critical, Accounting Judgements and Key Sources of Estimation Uncertainty.

Intangible assets, net

The Company’s intangible assets are stated at cost less accumulated amortization and impairment, if any, and amortized on a straight-line basis over the estimated useful lives of the assets. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Category	Estimated useful lives

Software	3 years
Patents	6 years

Software represents purchased software and is amortized straight-line over the Company’s estimates to generate economic benefits from such software, generally three years.

Patents represent the estimated fair value assigned to finite-lived intangible assets acquired in a transaction that is accounted for as an acquisition of assets rather than a business combination are initially recognized in accordance with other application GAAP. Any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally six years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. An impairment allowance of approximately US$1.6 million was recognized at the balance sheet date for the intangible assets related to the patents as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. As of December 31, 2024 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell. The accumulated impairment allowance recognized was approximately US$1.6 million as of December 31, 2024 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

Equipment, net

Equipment, net are stated at cost less accumulated depreciation and impairment, if any, and depreciated on a straight-line basis over the estimated useful lives of the assets. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its intended use. The estimated useful lives are as follows:

Category	Estimated useful lives

Lab equipment	3 to 5 years
Computer equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	3 years

Expenditure for repair and maintenance costs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred, whereas the expenditure for major renewals and betterment that substantially extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs, accumulated depreciation and impairment with any resulting gain or loss recognized in the consolidated statements of income. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Cash

Cash consist of cash on hand, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. As of December 31, 2024, cash balances of $2,641,164 and $16,071 were maintained at financial institutions in Taiwan and the PRC. PRC and Taiwan laws and regulations impose certain restrictions on our ability to transfer cash between countries and between our subsidiaries. See “Prospectus Summary — Transfers of Cash to and from Our Subsidiaries” for detailed discussions. Risk of loss is not expected by management. A hypothetical 10% change in average interest rates during 2024 would not have a material impact in annual interest income.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and June 30, 2024, except for the impairment loss on intangible assets recognized, no further impairment of long-lived assets was recognized.

Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

Operating leases

The Company adopted ASC 842 on July 1, 2020. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to July 1, 2020 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs.

Fair Value Measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. The Company accounts for bank loans and lease payables at amortized cost and has elected NOT to account for them under the fair value hierarchy. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

As of December 31, 2024, and June 30, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 10 for the fair value of our long-term debt.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash on hand, the Company’s demand deposit placed with financial institutions and other receivables. Bank and cash balances are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of June 30, 2024 and December 31,2024, bank and cash balances of $2.6 million and 2.7 million respectively were maintained at financial institutions in Taiwan and China, of which approximately $2.6 million and $2.7 million respectively was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The maximum exposure to credit risk is the carrying amounts of cash and bank balances presented on the consolidated statements of financial position.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

Impact of Inflation

The types of inflationary pressures that affected the Company has primarily related to research and development costs, staff salaries and related costs. Inflation in Taiwan and China has not materially affected our profitability and operating results. However, we can provide no assurance that we will be unaffected by higher inflation rates in Taiwan and China or globally in the future.

Seasonality

We have not observed any significant seasonal trends. Our directors believe that there is no apparent seasonality factor affecting the industry that our Company is operating in.

Trend Information

Other than as disclosed elsewhere in this prospectus, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our profitability, liquidity, or capital resources, or that would cause reported financial information not necessarily indicative of future operating results or financial condition.

Critical, Accounting Judgements and Key Sources of Estimation Uncertainty

There are no critical judgements, apart from those involving estimation (see below) that the management has made in the process of applying the Group’s accounting policy and that has the most significant effect on the amounts recognized in the financial statements.

Key sources of estimation uncertainty

The key assumptions concerning the future and other key sources of estimation uncertainty at the end of the reporting period, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year, are disclosed below:

Impairment of intangible assets

The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Accounting standards require that if the sum of the future cash flows expected to result from a company’s asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. As disclosed in note 7 to the consolidated financial statements for the years ended June 30, 2024 and 2023, the intangible asset related to acquired patents are carried forward through the acquisition of Shanghai Sglcell since the year ended June 30, 2022.

The Company believe that the accounting estimate related to asset impairment is a "critical accounting estimate" because: (1) it is susceptible to change from period to period because it requires company management to make assumptions about future sales and cost of sales over the life of the products arising from the patents acquired (generally six years); and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net loss would be material. Management’s assumptions about future sales prices and future sales volumes of the products arising from the patents acquired require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. Management has discussed the development and selection of this critical accounting estimate with our board of directors and the board has reviewed the Company’s disclosure relating to it in this MD&A. In estimating future sales, we use our internal budgets. We develop our budgets based on estimated sales data for new products, planned timing of new product launches, customer commitments related to newly developed products.

We have assessed the accumulated impairment allowance of approximately US$1.6 mil recognized at the balance sheet date for the intangible assets related to the patents acquired as of June 30, 2024, we determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and without interest charges, below the reported value and therefore the accumulated impairment allowance was adequately recognized at the balance sheet date as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

The management has assessed that risk related to using different assumptions and analyze their sensitivity to change based on outcomes that are deemed reasonably likely to occur and concluded any change would not have affected our liquidity and capital resources with the impairment allowance recognized as of June 30, 2024 and December 31, 2024.

 Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jump start Our Business Start-ups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, or EGC, and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In May 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-05, which is an update to ASU Update No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2020, the FASB issued ASU No. 2020-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2021-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are not exposed to interest rate risk while we have no bank loans outstanding.

As of June 30, 2024 and December 31, 2024, bank and cash balances of approximately $2.6 million and $2.7 million respectively were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during 2024 would not have a material impact in annual interest income.

Credit Risk

Credit risk is the potential financial loss to the Company resulting from the failure of a customer or a counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. As the Company does not hold any collateral, the maximum exposure to credit risk is the carrying amounts of other receivables (exclude prepayments), financial instrument and cash presented on the consolidated statements of financial position. The Company has no other financial assets which carry significant exposure to credit risk.

Foreign Exchange Risk

Our reporting currency is the United States Dollar. The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of NT$ and RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice. However, the Company assessed that a hypothetical 10% decrease in exchange rates during 2025 would not have a material impact in exchange gain/loss.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of our business. We are not, and none of our subsidiaries is, a party to any litigation, arbitration or administrative proceedings that we believe would, individually or taken as a whole, have a material adverse effect on our business, financial condition or results of operations, and, insofar as we are aware, no such litigation, arbitration or administrative proceedings are pending, threatened, or contemplated. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial costs and diversion of our resources, including our management’s time and attention.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of 2024.

Item 6. Exhibits

See Index to Exhibits of this report.

Index to Exhibits

Exhibit	Description
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	Advanced Biomed Inc

	By:	/s/ Yi Lu
Yi Lu
Chief Executive Officer
(Principal Executive Officer)