Form 10-Q
period 2025-03-31
Advanced Biomed Inc.
filed 2025-05-15
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2025, Advanced Biomed Inc had 21,640,000 shares of outstanding Common Stock, par value $0.001 per share.

ADVANCED BIOMED INC

FORM 10-Q

i

Forward-Looking Statements

The following discussion and analysis of our financial condition, results of operations and notes to the unaudited interim condensed consolidated financial statements included herein contains forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to revenue, cost of sales, expenses, costs, income (loss), and potential growth opportunities are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our registration statement on Form S-1, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2025	2024
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	5,184,100	2,607,973
Prepaid expenses and other current assets, net	2,547,048	443,137
Total current assets	7,731,148	3,051,110

Equipment, net	355,274	524,528
Right-of-use assets, net	180,851	126,740
Intangible assets, net	20,325	118,998
Deferred initial public offering (“IPO”) costs	－	638,871
Total non-current assets	556,450	1,409,137

TOTAL ASSETS	8,287,598	4,460,247

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties as of March 31, 2025 and June 30, 2024, with $356,759 and $113,812 due to major stockholders, and $1,528,682 and $674,262 due to related corporations, respectively(1))	3,974,986	2,670,249
Lease payable - current	138,357	62,211
Total current liabilities	4,113,343	2,732,460

Lease payable – non-current	44,472	64,529
Total non-current liabilities	44,472	64,529

TOTAL LIABILITIES	4,157,815	2,796,989

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; as of March 31, 2025 and June 30, 2024; 400,000,000 and 400,000,000 shares authorized; 21,640,000 and 20,000,000 shares issued and outstanding, respectively*	21,640	20,000
Additional paid-in capital	21,347,278	16,493,989
Accumulated deficits	(18,531,433)	(15,974,075)
Accumulated other comprehensive income	1,292,298	1,123,344
Total stockholders’ equity	4,129,783	1,663,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,287,598	4,460,247

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

(1)	See Note 12 for disclosure of related parties amounts.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	(250,462)	(313,509)	(675,546)	(671,081)
General and administrative expenses	(512,277)	(431,903)	(1,132,949)	(1,165,878)
Total operating expenses	(762,739)	(745,412)	(1,808,495)	(1,836,959)

Other income (expense):
Interest income	-	104	15,403	20,084
Other expense, net	(621,135)	(310,923)	(764,266)	(156,017)
Total other income (expense), net	(621,135)	(310,819)	(748,863)	(135,933)

Loss before tax expense	(1,383,874)	(1,056,231)	(2,557,358)	(1,972,892)
Income tax expense	-	-	-	-
Net loss	(1,383,874)	(1,056,231)	(2,557,358)	(1,972,892)
Other comprehensive income
Foreign currency translation gain, net of taxes	39,696	361,593	168,954	169,507
Total comprehensive loss	(1,344,178)	(694,638)	(2,388,404)	(1,803,385)

Loss per share:
basic and diluted*	(0.07)	(0.05)	(0.13)	(0.10)
Weighted average number of shares of common stock in computing net loss per share
basic and diluted*	20,479,101	20,000,000	20,156,190	20,000,000

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid-in capital*	comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2023	20,000,000	20,000	13,673,365	804,020	(13,191,797)	1,305,588
Net loss	-	-	-	-	(1,972,892)	(1,972,892)
Foreign currency translation adjustment	-	-	-	169,507	-	169,507

Balance as of March 31, 2024	20,000,000	20,000	13,673,365	973,527	(15,164,689)	(497,797)

Balance as of July 1, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(2,557,358)	(2,557,358)
Issuance of shares	1,640,000	1,640	4,853,289	-	-	4,854,929
Foreign currency translation adjustment	-	-	-	168,954	-	168,954
Balance as of March 31, 2025	21,640,000	21,640	21,347,278	1,292,298	(18,531,433)	4,129,783

*	Giving retroactive effect to the 4 for 1 share split effected on May 16, 2023 and 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTEIRM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month periods ended March 31,
	2025	2024
	US$	US$
	(Unaudited)	(Unaudited)
Net loss	(2,557,358)	(1,972,892)
Adjustment:
Depreciation and amortization	279,428	245,691
Interest income	(15,403)	(20,084)

Changes in operating assets:
Prepaid expenses and other current assets	(2,103,911)	(265,431)
Accounts payable, accruals and other current liabilities	98,770	295,548
Lease obligations, net cash	1,978	-
Other non-current assets	-	46,572
Interest received	15,403	20,084
Cash used in operating activities	(4,281,093)	(1,650,512)

Purchase of equipment	(11,501)	(20,854)
Cash used in investing activities	(11,501)	(20,854)

Net IPO proceed	5,602,400	-
Amount due to related parties – major stockholders	242,947	228,439
Amount due to related parties – related corporations	854,420	1,314,845
Cash provided by financing activities	6,699,767	1,543,284

Foreign currency effect	168,954	169,507
Net change in cash and cash equivalents	2,576,127	41,425

Cash at beginning of the period	2,607,973	2,622,279
Cash at end of the period	5,184,100	2,663,704
Net increase in cash	2,576,127	41,425

Supplementary Cash Flow Information:
Cash received for interest	15,403	20,084
Cash paid for interest	-	-
Cash paid for taxes	-	-

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

On March 7, 2025, the Company completed its initial public offering. In this offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share (the “Shares”). The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

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

Pursuant to this reorganization, the Company determined that Advanced Biomed Inc. (Taiwan) is the predecessor entity as the Company is an investment holding company with no business activities carried out and all of the business of Advanced Biomed Inc. (Taiwan) acquired formed substantially all of the business of the Company under Rule 405 of Regulation C. To reflect the real economic substance of the Company’s business under the reorganization, the accompanying unaudited interim condensed consolidated financial statements were prepared assuming that the share exchange transaction, as disclosed above has been completed, and the Company exercises control of Advanced Biomed Inc. (Taiwan). The transaction detailed above has been accounted for as reverse takeover and recapitalization of the Company; whereby the Company (the legal acquirer) is considered the accounting acquiree, and Advanced Biomed Inc. (Taiwan)(the legal acquiree) is considered as the accounting acquirer. This transaction is deemed to be a continuation of the business of Advanced Biomed Inc. (Taiwan); therefore, no goodwill has been recorded for this transaction, and the Company’s historical financial information prior to the date of the recapitalization transaction is that of Advanced Biomed Inc. (Taiwan) and historical changes in stockholders’ deficit and its results of operations have been presented from the beginning of the first period presented. The above-mentioned equity is before the stock split on May 16, 2023.

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

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the unaudited interim condensed consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the nine-month period ended March 31, 2025, the Company reported net loss of $2,557,358. In addition, the Company had net cash outflows of $4,281,093 from operating activities for the nine-month period ended March 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from upcoming operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

The Company certain related parties have waived off the amount due to them as of June 30, 2024 amounted to $2,820,624 in order to improve the Company’s working capital. The Company completed its initial public offering. In this offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses.

Management has commenced a strategy to raise debt from the Company’s related party. However, there can be no certainty that these additional financings will be available on acceptable terms or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited interim condensed consolidated financial statements for the nine-month periods ended March 31, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s unaudited interim condensed consolidated financial statements. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in the unaudited interim condensed consolidated statements of operations.

When the Company determines that assets acquired do not meet the definition of a business under the acquisition method of accounting, acquired assets is expensed, no goodwill is recorded, and any contingent consideration is recognized only when it becomes payable or is paid.

(c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives for equipment and intangible assets, assumptions used in assessing right of use assets, impairment of long-lived assets, and uncertain tax position. Actual results could vary from the estimates and assumptions that were used.

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

(f) Foreign currency translation and transaction and convenience translation

The accompanying unaudited interim condensed consolidated financial statements are presented in the US Dollar (“US$”), which is the reporting currency of the Company. The functional currency of the Company is the US$. Advanced Biomed Inc. (Taiwan) use New Taiwan dollar (“NT$”) as its functional currency. Advanced Biomed HK Limited uses Hong Kong dollars (“HKD”), and Shanghai Sglcell Biotech Co., Ltd. uses Chinese Yuan (“CNY”), as their functional currencies, respectively.

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

	March 31, 2025	June 30, 2024
US$ to NT$ fiscal year end	33.19	32.45
US$ to NT$ average rate	32.50	31.83
US$ to CNY fiscal year end	7.26	7.27
US$ to CNY average rate	7.21	7.23
US$ to HKD fiscal year end	7.78	7.81
US$ to HKD average rate	7.78	7.82

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

Cash, other current assets, leases payable, accounts payables, accruals and other current liabilities are financial assets and liabilities. Cash, other current assets, accounts payable, accruals and other current liabilities are subject to fair value measurement; however, because of their being short term in nature management believes their carrying values approximate their fair value. Financial instruments are fair value financial assets that are marked to fair value and are accounted for under as Level 3 under the above hierarchy. The Company accounts for lease payables at amortized cost and has elected NOT to account for them under the fair value hierarchy.

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the nine-month periods ended March 31, 2025 and 2024.

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

Patents represent the estimated fair value assigned to finite-lived intangible assets acquired in a transaction that is accounted for as an acquisition of assets rather than a business combination are initially recognized in accordance with other application GAAP. Any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally six years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an finite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of March 31, 2025 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was approximately US$1.6 million as of March 31, 2025 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

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

Expenditure for repair and maintenance costs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred, whereas the expenditure for major renewals and betterment that substantially extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the costs, accumulated depreciation and impairment with any resulting gain or loss recognized in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

(l) Deferred Initial Public Offering (“IPO”) costs

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Initial public offering expense directly attributable to offering of securities are deferred and would be charged against the gross proceeds of the offering, as a reduction in share capital. These deferred expenses mainly consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended IPO. As of June 30, 2024, the Company capitalized US$638,871 of deferred initial public offering costs. As of March 31, 2025, the Company had completed its Initial Public Offering, and the accumulated deferred IPO cost was Nil.

(m) Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. As of March 31, 2025 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was approximately US$1.6 million as of March 31, 2025 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

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

The Company has already started the registration process and plans to start the clinical research by the end of June 2025, which are expected to end in April 2026, and we expect to obtain the required registration certificate by October 2027. As of March 31, 2025, the Company has not commenced sales of the products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until the Company has completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products.

Hence, the Company incurred its research and development cost during the nine-month periods ended March 31, 2025 and 2024, which is in compliance under ASC 730-10-25.

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

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s unaudited interim condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and (c) initial direct costs.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine-month periods ended March 31, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited interim condensed consolidated balance sheets, unaudited interim condensed consolidated statements of operations and comprehensive loss and unaudited interim condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Tax refundable	206,033	161,142
Other receivables	8,952	44,035
Prepayment	2,332,063	237,960
Total prepaid expenses and other current assets	2,547,048	443,137
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	2,547,048	443,137

5. EQUIPMENT, NET

Equipment, net, consists of the following:

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Lab equipment	1,475,671	1,486,392
Computer equipment	32,427	31,746
Furniture and fixtures	35,222	35,332
Leasehold improvements	201,807	201,515
	1,745,127	1,754,985
Less: accumulated depreciation	(1,389,853)	(1,230,457)
Equipment, net	355,274	524,528

Depreciation expenses were approximately US$47,948 and US$51,112 for the three-month periods ended March 31, 2025 and 2024, respectively. Depreciation expenses were approximately US$180,755 and US$147,800 for the nine-month periods ended March 31 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets:

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Acquired technology	367,421	391,016
Less: accumulated amortization	(347,096)	(272,018)
	20,325	118,998

Finite-lived intangible assets are carried at cost less accumulated amortization. Amortization expense was approximately US$30,191 and US$31,899 for the three-month periods ended March 31, 2025 and 2024, respectively. Amortization expense was approximately US$98,673 and US$97,886 for the nine-month periods ended March 31, 2025 and 2024, respectively.

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Acquired patents through acquisition	1,617,974	1,617,974
Less: impairment	(1,617,974)	(1,617,974)
	—	—

As of March 31, 2025 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. The accumulated impairment allowance recognized was US$1,617,974 as of March 31, 2025 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES

Account Payable, accrued expenses and other liabilities consists of the following:

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Accounts Payable	618,520	620,476
Payroll payable	108,548	77,113
Amount due to related parties – major stockholders *	356,759	113,812
Amount due to related parties – related corporations**	1,528,682	674,262
Other payable#	1,362,477	1,184,586
	3,974,986	2,670,249

*	The amount due to the Company’s major stockholders as of March 31, 2025 and June 30, 2024 are non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of March 31, 2025 and June 30, 2024 are non-trade, unsecured, interest-free and repayable on demand.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER EXPENSE, NET

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other income (expense), net	841	(25,932)	(28,895)	(26,047)
Foreign exchange loss	(621,976)	(284,991)	(735,371)	(129,970)
Other expense, net	(621,135)	(310,923)	(764,266)	(156,017)

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

On March 7, 2025, the Company completed its initial public offering. In this offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses. The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

10. INCOME TAXES

The Company is not an operating company but a holding company incorporated in the State of Nevada and is considered U.S. tax resident under U.S. tax laws; accordingly, it is subject to U.S. tax laws at a statutory tax rate of 21%. The Company is subject to the State of Nevada tax laws at a tax rate of 0%.

The Company’s net deferred income tax assets as of March 31, 2025 and June 30, 2024 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan, China, Hong Kong tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

As of March 31, 2025 and June 30, 2024, the Company had total net operating loss carry forwards of approximately $10,978,631 and $8,767,393, which consists of China net operating loss carry forwards of $4,576,202 and $3,817,009, Taiwan net operating losses of $4,688,353 and $4,200,888 , Hong Kong net operating loss carry forwards of $4,956 and $5,014, and US net operating loss carry forwards of $1,709,120 and $744,480.

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

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the nine-months periods ended March 31, 2025 and 2024.

The income tax provision consists of the following component:

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income tax expense	-	-	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the nine-month periods ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Loss before tax	(2,557,358)	(1,972,892)
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	-	-
Effect of tax losses carry forwards	(2,441,045)	(1,534,587)
Effect of subsidiaries foreign income (loss)	2,441,045	1,534,587
Income tax expense	-	-
Effective tax rate	-%	-%

The component of deferred tax assets are as follows:

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Net operating losses carry forward	2,441,045	2,019,708
Valuation allowance	(2,441,045)	(2,019,708)
Deferred tax assets, net	-	-

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

11. STOCK OPTION

Effective from March 30, 2023, the Stock Incentive Plan (the “2023 Plan”) was approved by the Company’s Board of Directors. Under the 2023 Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 15 million shares of our common stock are subject to the 2023 Plan and maybe either a qualified or non-qualified stock option. The shares issued for the 2023 Plan may be either treasury or authorized and unissued shares. As of the date of this report, the Company has granted no stock options to purchase any shares of the common stock under the 2023 Plan.

12. RELATED PARTY TRANSACTIONS

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Party	Relationship to Us
Yi Lu, Ph.D.	Chairman of the Board and Chief Executive Officer of the Company
Hung To Pau, Ph.D.	Director and Shareholder of the Company
Steven I-Fang Cheng, Ph.D.	Chief Technology Officer of the Company
Chen-Yi Lee	Chen-Yi Lee is the sole director and the controlling person of Advance On Ventures Limited, which owns 10.92% equity interest in the Company and has sole voting and dispositive power over shares beneficially owned by Advance On Ventures Limited. Chen-Yi Lee is also the Shareholder of the Company
Advance On Ventures Limited	Shareholder of the Company
Well Fancy Development Ltd	Hung To Pau is the director and shareholder of the entity
Shanghai Junfu Electronic Technology Co., Ltd.	Hung To Pau is the legal person and shareholder of the entity

In the ordinary course of business, during the nine-month periods ended March 31, 2025 and 2024, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

	Mach 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Amount due to related parties – major stockholders
Name of related party
Yi Lu, Ph.D. (1)	107,810	110,268
Chen-Yi Lee (2)	4,818	3,544
Hung To Pau, Ph.D. (3)	244,131	-
	356,759	113,812
Amount due to related parties – related corporations
Name of related party
Well Fancy Development Ltd (4)	763,872	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	764,810	674,262
	1,528,682	674,262

1.	Advanced Biomed Inc. (Taiwan) entered into an unsecured, interest-free loan to Yi Lu, Ph.D. amounting to NTD 3,578,212 (approximately US$107,810) for general working capital in January 2023. As of March 31, 2025 and June 30, 2024, the loan balance due to Yi Lu amounted to US$107,810 and US$110,268, respectively.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$16,890), RMB121,681 (approximately US$16,768) and RMB76,000 (approximately US$10,473) for general working capital in October 2024, November 2024 and December 2024. As of March 31, 2025, the loan balance due to Hung To Pau, Ph.D. totally amounted to US$200,000 and RMB320,247 (approximately US$44,131) for general working capital.

4.	Advanced Biomed Inc.(Taiwan) entered into four unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$172,962), NTD 1,911,944 (approximately US$57,606), NTD 1,906,840 (approximately US$57,452), NTD 3,121,500 (approximately US$94,049), NTD 1,798,060 (approximately US$54,175), NTD 1,291,552 (approximately US$38,914) and NTD 455,992 (approximately US$13,739) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025 and March 2025. And Advanced Biomed Inc. entered into one unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 and US$155,000 for general working capital in November 2024 and March 2025. As of March 31, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 16,226,488 (approximately US$488,897) and US$274,975 for general working capital.

Advanced Biomed Inc.(Taiwan) entered into ten unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 2,967,700 (approximately US$89,415), NTD 2,989,873 (approximately US$90,084), NTD 4,270,200 (approximately US$128,659), NTD 1,945,000 (approximately US$58,602), NTD 1,858,120 (approximately US$55,984), NTD 2,912,200 (approximately US$87,743), NTD 2,890,065 (approximately US$87,076), NTD 5,857,750 (approximately US$176,491), NTD 4,356,145 (approximately US$131,249) and NTD 3,732,100 (approximately US$112,447) for general working capital in August 2022, April 2023, May 2023, June 2023, July 2023, August 2023, October 2023, December 2023, February 2024 and April 2024, respectively. And Advanced Biomed Inc. entered into five unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$6,000, $9,975, $79,975, $299,975, $149,975 for general working capital in September 2021, July 2023, September 2023, December 2023, April 2024, respectively. As of June 30, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 33,779,153 (approximately US$1,017,750) and amounted to US$545,900 for general working capital. And the total amount due to Well Fancy Development Ltd of NTD 33,779,153 (approximately US$1,017,750) and US$545,900, totaling US$1,586,860, have been waived off by Well Fancy Development Ltd on June 30, 2024.

5.	Shanghai Sglcell Biotech Co., Ltd entered into nine unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$68,902) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$96,462), RMB1,500,000 (approximately US$206,706), RMB700,000 (approximately US$96,462) and RMB650,000 (approximately US$89,572) in January 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of March 31, 2025 and June 30, 2024, the loan balance due to Shanghai Junfu Electronic Technology Co., Ltd totally amounted to RMB5,550,000 (approximately US$764,810) and RMB4,900,000 (approximately to US$674,262), respectively.

13. CONCENTRATIONS AND RISKS

Credit Risk

Credit risk is the potential financial loss to the Company resulting from the failure of a customer or a counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. As the Company does not hold any collateral, the maximum exposure to credit risk is the carrying amounts of other receivables (exclude prepayments) and cash and bank deposits presented on the unaudited interim condensed consolidated balance sheets. The Company has no other financial assets which carry significant exposure to credit risk.

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

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of March 31, 2025 and up through May 15, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

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

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Operating lease ROU asset	180,851	126,740

	March 31, 2025	June 30, 2024
	US$	US$
	(unaudited)
Operating lease liabilities
Current portion	138,357	62,211
Non-current portion	44,472	64,529
Total	182,829	126,740

As of March 31, 2025, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment	US$
2025	59,945
2026	93,088
2027	33,685
2028	-
2029	-
Thereafter	-
Total future lease payment	186,718
Less: imputed interest	(3,889)
Present value of operating lease liabilities	182,829
Operating lease liabilities, current portion	138,357
Operating lease liabilities, non-current portion	44,472

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2025:

Weighted average discount rate	3.44%
Weighted average remaining lease term (years)	1.27

15. SUBSEQUENT EVENTS

The Company has assessed all events from March 31, 2025 through May 15, 2025, which is the date that these unaudited interim condensed consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes contained elsewhere in this Report and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We are looking for suitable locations in the states of California and Washington for our planned expansion to the North America market. We aim to complete site selection and personnel recruitment in the United States by the end of 2025 and start product registration, testing and production afterward. Our US subsidiary will be responsible for the production and registration of our equipment and related products in the US. Production, testing, and clinical trials in our US market will be conducted in accordance with US regulations, and clinical data from trials conducted in China will not be used to establish product standards. In addition, we plan to break into the European market in 2025 and conduct localized management and operations in accordance with European regulations. In 2025, we plan to also start the localized registration of our IVD products in Europe. As of the date of this prospectus, we have not conducted any clinical trials for our products.

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

Results of Operations

For the years ended June 30, 2024 and 2023 and nine-month periods ended March 31, 2025 and 2024, the Company conducted its business through Advanced Biomed Taiwan and Shanghai Sglcell’s subsidiaries as research and development centers for technology research and product development.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2024 and 2023

	Years Ended June 30,
	2024	2023	Change
	$	$	$
Operating expenses:
Research and development	(880,193)	(1,383,181)	502,988	36%
General and administrative expenses	(1,661,379)	(1,688,042)	26,663	2%
Total operating expenses	(2,541,572)	(3,071,223)	529,651	17%

Interest income	53,495	21,402	32,093	150%
Other expense, net	(294,201)	(682,956)	388,755	57%
Loss before tax expense	(2,782,278)	(3,732,777)	950,499	25%
Income tax expense	-	-	-	nm %
Net Loss	(2,782,278)	(3,732,777)	950,499	25%

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2025 and 2024

	Three-month Periods Ended March 31
	2025	2024	Change
	$	$	$
Operating expenses:
Research and development	(250,462)	(313,509)	63,047	(20)%
General and administrative expenses	(512,277)	(431,903)	(80,374)	19%
Total operating expenses	(762,739)	(745,412)	(17,327)	2%

Interest income	-	104	(128)	(123)%
Other (expense) income, net	(621,135)	(310,923)	(310,188)	100%

Net loss	(1,383,874)	(1,056,231)	(327,643)	31%

Comparison of Results of Operations for the Nine-Month Periods Ended March 31, 2025 and 2024

	Nine-month Periods Ended March 31
	2025	2024	Change
	$	$	$
Operating expenses:
Research and development	(675,546)	(671,081)	(4,465)	1%
General and administrative expenses	(1,132,949)	(1,165,878)	32,929	(3)%
Total operating expenses	(1,808,495)	(1,836,959)	(28,464)	(2)%

Interest income	15,403	20,084	(4,681)	(23)%
Other (expense) income, net	(764,266)	(156,017)	(608,294)	390%

Net loss	(2,557,358)	(1,972,892)	(584,466)	30%

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through March 31, 2025 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

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

For the three-month periods and nine-month periods ended March 31, 2025 and 2024, we incurred research and development expenses of $0.3 million, $0.3 million, $0.7 million, $0.7 million, respectively. The research and development expenses decreased by approximately $0.06 million or 20% and increased by approximately $0.01 million or 1% mainly due to decrease in clinical development activities during the three-month periods ended March 31, 2025 and increase in clinical development activities during the nine-month periods ended March 31, 2025.

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the years ended June 30, 2024 and 2023 and the three-month periods and nine-months periods ended March 31, 2025 and 2024:

	Years Ended June 30,
	2024	2023	Change
	$	$	$
Staff costs	761,257	743,291	17,966	2%
Depreciation and amortization	399,602	365,231	34,371	9%
Travelling and entertainment	18,843	57,129	(38,286)	(67)%
Legal and professional fees	350,000	380,000	(30,000)	(8)%
Property and related expenses	73,853	104,381	(30,528)	(29)%
Office supplies and upkeep expenses	11,443	11,146	297	3%
Miscellaneous expenses	46,381	26,864	19,517	73%
	1,661,379	1,688,042	(26,663)	(2)%

	Three-month Periods Ended March 31,
	2025	2024	Change
Staff costs	54,740	244,709	(189,969)	(78)%
Depreciation and amortization	73,508	27,165	46,343	171%
Travelling and entertainment	10,453	4,027	6,426	160%
Property and related expenses	(69)	77,163	(77,232)	(100)%
Office supplies and upkeep expenses	6,016	6,563	(547)	(8)%
Professional fees	332,479	50,000	282,479	>100%
Miscellaneous expenses	35,150	22,276	12,874	58%
	512,277	431,903	80,374	19%

	Nine-month Periods Ended March 31,
	2025	2024	Change
Staff costs	281,765	598,182	(316,417)	(53)%
Depreciation and amortization	244,504	81,109	163,395	201%
Travelling and entertainment	23,073	15,941	7,132	45%
Property and related expenses	15,749	109,888	(94,139)	(86)%
Office supplies and upkeep expenses	22,277	7,807	14,470	185%
Professional fees	442,207	150,000	292,207	195%
Miscellaneous expenses	103,374	202,951	(99,577)	(49)%
	1,132,949	1,165,878	(32,929)	(3)%

For the years ended June 30, 2024 and 2023, our general and administrative expenses amounted to $1.7 million and $1.7 million, respectively. The slight decrease in administrative expenses by approximately $0.03 million or 2% for the year ended June 30, 2024, is mainly attributable to the decrease in the travelling and entertainment expenses, legal and professional fees and property and related expenses which offset by the increase in staff costs, depreciation and amortization and miscellaneous expenses. For the three-month and nine-month periods ended March 31, 2025 and 2024, our general and administrative expenses amounted to $0.5 million, $0.4 million, $1.1 million and $1.2 million, respectively. The increase in administrative expenses by approximately $0.08 million or 19% for the three-month period ended March 31, 2025, is mainly attributable to the increase in professional fees. The decrease in administrative expenses by approximately $0.03 million or 3% for the nine-month period ended March 31, 2025, is mainly attributable to the decrease in staff costs.

For the years ended June 30, 2024 and 2023, our other expense, net amounted to $0.3 million and $0.7 million respectively. The decrease in other expense was due to an ad hoc loss on disposal of subsidiaries of $0.2 million and higher foreign exchange loss of $0.2 million in the year ended June 30, 2023.

For the three-months period ended March 31, 2025 and 2024, our other (expense) income, net amounted to $(0.6) million and $(0.3) million respectively. The increase in other expense, net by approximately $0.3 million for the three-month period ended March 31, 2025, is mainly attributable to the exchange loss resulted from revaluation of the foreign currency balances of approximately $0.7 million for the three-month period ended March 31, 2025 as compared with exchange loss of $0.3 million recorded for the three-month period ended March 31, 2024.

For the nine-month periods ended March 31, 2025 and 2024, our other (expense) income, net amounted to $(0.8) million and $(0.2) million respectively. The increase in other expense, net by approximately $0.6 million for the nine-month period ended March 31, 2025, is mainly attributable to the exchange loss resulted from revaluation of the foreign currency balances of approximately $0.7 million during the nine-month period ended March 31, 2025 as compared with exchange loss of $0.1 million recorded for the nine-month period ended March 31, 2024.

Net Loss for the Year/Period

As a result of the foregoing, our net loss for the year ended June 30, 2024 was $2.8 million, compared to a loss from operations of $3.7 million for the year ended June 30, 2023.

Our loss from operations was $1.4 million and $1.1 million for the three-month periods ended March 31, 2025 and 2024 respectively. Our loss from operations was $2.6 million and $2.0 million for the nine-month periods ended March 31, 2025 and 2024 respectively.

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

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the financial year ended June 30, 2024 and the nine-month period ended March 31, 2025, the Company reported net loss of $2,782,278 and $2,557,358, respectively. As of June 30, 2024 and March 31, 2025, the Company’s working capital surplus was $318,650 and $3,617,805 respectively. In addition, the Company had net cash outflows of $2,126,340 and $4,281,093 from operating activities for the financial year ended June 30, 2024 and the nine-month period ended March 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

As circumstances warrant and to sustain its ability to support the Company’s operating activities, the Company may consider supplementing its available sources of funds through the following sources:

●	cash generated from operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

Management has commenced a strategy to raise debt and equity. Our director and former Chief Executive Officer, Hung To Pau, Ph.D. paid the initial public offering costs and certain expenditures, amounted $1,233,764, on behalf of the Company and committed to the disbursement of the remaining initial public offering costs. Advanced Biomed Taiwan entered into an unsecured, interest-free loan with Yi Lu, our Chairman of the Board and current Chief Executive Officer, of NTD 3,578,212 (approximately $107,810) for general working capital in January 2023. As of December 31, 2024, the loan balance due to Yi Lu amounted to $107,810. Advanced Biomed Taiwan entered into ten unsecured, interest-free loans with Well Fancy Development Ltd amounting to NTD 2,967,700 (approximately US$89,415), NTD 2,989,873 (approximately US$90,084), NTD 4,270,200 (approximately US$128,659), NTD 1,945,000 (approximately US$58,602), NTD 1,858,120 (approximately US$55,984), NTD 2,912,200 (approximately US$87,743), NTD 2,890,065 (approximately US$87,076), NTD 5,857,750 (approximately US$176,491), NTD 4,356,145 (approximately US$131,249) and NTD 3,732,100 (approximately US$112,447) for general working capital in August 2022, April 2023, May 2023, June 2023, July 2023, August 2023, October 2023, December 2023, February 2024 and April 2024, respectively. As of June 30, 2024, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 33,779,153 (approximately $1,017,750) and amounted to $545,900 for general working capital. Shanghai Sglcell Biotech Co., Ltd entered into nine unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$68,902) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$96,462), RMB1,500,000 (approximately US$206,706), RMB700,000 (approximately US$96,462) and RMB650,000 (approximately US$89,572) in January 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of December 31, 2024 and June 30, 2024, the loan balance due to Shanghai Sglcell Biotech Co., Ltd totally amounted to RMB5,550,000 (approximately US$764,810) and RMB4,900,000 (approximately to US$674,262), respectively.

In addition, the amount due to Dr. Pau of US$1,233,764 has been waived off by Dr. Pau as of June 30, 2024. And the total amount due to Well Fancy Development Ltd of US$1,586,860 have also been waived off by Well Fancy Development Ltd as of June 30, 2024.

Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$16,890), RMB121,681 (approximately US$16,768) and RMB76,000 (approximately US$10,473) for general working capital in October 2024, November 2024 and December 2024. As of March 31, 2025, the loan balance due to Hung To Pau, Ph.D. totally amounted to US$200,000 and RMB320,247 (approximately US$44,131) for general working capital. In addition, Advanced Biomed Inc.(Taiwan) entered into four unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$172,962), NTD 1,911,944 (approximately US$57,606), NTD 1,906,840 (approximately US$57,452), NTD 3,121,500 (approximately US$94,049), NTD 1,798,060 (approximately US$54,175), NTD 1,291,552 (approximately US$38,914) and NTD 455,992 (approximately US$13,739) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025 and March 2025. And Advanced Biomed Inc. entered into one unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 and US$155,000 for general working capital in November 2024 and March 2025. As of March 31, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 16,226,488 (approximately US$488,897) and US$274,975 for general working capital.

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $5,184,100 as of March 31, 2025 will be sufficient to meet our research and development and operating expenditures for a minimum period of twelve months from the date of this report.

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

We had the following contractual obligations and lease commitments as of June 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	126,740	62,211	64,529	-	-
Total obligations	126,740	62,211	64,529	-	-

We had the following contractual obligations and lease commitments as of March 31, 2025

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	182,829	138,357	44,472	-	-
Total obligations	182,829	138,357	44,472	-	-

Working Capital

	March 31,	June 30,
	2025	2024	Change
Total current assets	$7,731,148	$3,051,110	$4,680,038
Total current liabilities	(4,113,343)	(2,732,460)	(1,380,883)
Net current assets	$3,617,805	$318,650	$3,299,155

As of March 31, 2025 and June 30, 2024, the Company’s working capital surplus was $3,617,805 and $318,650. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next 4 months from the date of this report, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the fiscal years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024	2023
	$	$

Cash at beginning of the year	2,622,279	4,783,864

Net cash used in operating activities	(2,126,340)	(2,963,625)
Net cash used in investing activities	(74,110)	(263,009)
Net cash provided by financing activities	1,866,820	458,137
Foreign currency effect	319,324	606,912

Net decrease in cash	(14,306)	(2,161,585)

Cash at end of the year	2,607,973	2,622,279

The following table summarizes our cash flows for the nine-month periods ended March 31, 2025 and 2024:

	Nine-month period ended March 31,
	2025	2024
	$	$

Cash at beginning of the period	2,607,973	2,622,279

Net cash used in operating activities	(4,281,093)	(1,650,512)
Net cash used in investing activities	(11,501)	(20,854)
Net cash provided financing activities	6,699,767	1,543,284
Foreign currency effect	168,954	169,507

Net increase in cash	2,576,127	41,425

Cash at end of the period	5,184,100	2,663,704

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

For the nine-month period ended March 31, 2025, our net cash used in operating activities was approximately $4.3 million, which primarily reflected our net loss of approximately $2.6 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.3 million positively offset by (ii) increase in accounts payable, accrual and other current liabilities of approximately $0.1 million and negatively impacted by increase in prepaid expenses and other current assets of approximately $2.1 million.

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

For the nine-month period ended March 31, 2025, our net cash used in investing activities was approximately $0.01 million, primarily attributable to the purchase of equipment.

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

For the nine-month period ended March 31, 2025, our Company recorded net cash generated from financing activities of approximately $6.7 million, which was mainly attributable to the proceeds from issuance of shares of approximately $5.6 million and the certain expenditures paid on behalf by the related parties and loans from the related parties totalling of approximately $1.1 million.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 3 to the unaudited interim condensed consolidated financial statements included elsewhere in this report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. Significant accounting estimates reflected in our consolidated financial statements include the useful lives for equipment and intangible assets, assumptions used in assessing right of use assets, impairment of long-lived assets and uncertain tax position. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from these estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. As of March 31, 2025 and June 30, 2024, the Company had finite-lived intangible assets of US$1.6 million of purchased patents from the acquisition of Shanghai Sglcell. The accumulated impairment allowance recognized was approximately US$1.6 million as of March 31, 2025 and June 30, 2024, respectively, as management assessed that there were changes in circumstances indicate that the carrying value of the assets might not be recoverable.

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

Cash

Cash consist of cash on hand, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. As of March 31, 2025, cash balances of $2,995,245 and $1,974 were maintained at financial institutions in Taiwan and the PRC. PRC and Taiwan laws and regulations impose certain restrictions on our ability to transfer cash between countries and between our subsidiaries. See “Prospectus Summary — Transfers of Cash to and from Our Subsidiaries” for detailed discussions. Risk of loss is not expected by management. A hypothetical 10% change in average interest rates during 2024 would not have a material impact in annual interest income.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of Mardh31, 2025 and June 30, 2024, except for the impairment loss on intangible assets recognized, no further impairment of long-lived assets was recognized.

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

As of March 31, 2025, and June 30, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash on hand, the Company’s demand deposit placed with financial institutions and other receivables. Bank and cash balances are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of June 30, 2024 and March 31,2025, bank and cash balances of $2.6 million and 3.0 million respectively were maintained at financial institutions in Taiwan and China, of which approximately $2.6 million and $3.0 million respectively was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The maximum exposure to credit risk is the carrying amounts of cash and bank balances presented on the consolidated statements of financial position.

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

The Company believe that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is susceptible to change from period to period because it requires company management to make assumptions about future sales and cost of sales over the life of the products arising from the patents acquired (generally six years); and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net loss would be material. Management’s assumptions about future sales prices and future sales volumes of the products arising from the patents acquired require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. Management has discussed the development and selection of this critical accounting estimate with our board of directors and the board has reviewed the Company’s disclosure relating to it in this MD&A. In estimating future sales, we use our internal budgets. We develop our budgets based on estimated sales data for new products, planned timing of new product launches, customer commitments related to newly developed products.

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

The management has assessed that risk related to using different assumptions and analyze their sensitivity to change based on outcomes that are deemed reasonably likely to occur and concluded any change would not have affected our liquidity and capital resources with the impairment allowance recognized as of June 30, 2024 and March 31, 2025.

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

As of June 30, 2024 and March 31, 2025, bank and cash balances of approximately $2.6 million and $3.0 million respectively were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during 2025 would not have a material impact in annual interest income.

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

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2025.

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

Date: May 15, 2025	Advanced Biomed Inc

	By:	/s/ Yi Lu
Yi Lu
Chief Executive Officer
(Principal Executive Officer)