Form 10-K
period 2025-06-30
Advanced Biomed Inc.
filed 2025-10-08
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-42548

Advanced Biomed Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-2177170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 689-85 Xiaodong Road, Yongkang District

Tainan City, Taiwan

(Address of principal executive offices)

Telephone: + 886-6-3121716

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock	ADVB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of Common Stock, par value $0.001 per share, held by non-affiliates of the registrant as of June 30, 2025, was approximately $4.43 million, based on the closing sale price per share of the registrant’s common stock as reported by the Nasdaq Capital Market on such date.

As of October 8, 2025, Advanced Biomed Inc. had 21,640,000 shares of outstanding Common Stock, par value $0.001 per share.

i

INTRODUCTION

In this annual report on Form 10-K, or this annual report, except where the context otherwise requires and for purposes of this annual report only, references to:

●	“Advanced Biomed Taiwan” refers to Advanced Biomed Inc. (Taiwan);

●	“Advanced Biomed HK” refers to Advanced Biomed HK Limited;

●	“China” or “PRC” refer to the People’s Republic of China, including Hong Kong, Macau and Taiwan; however the only time such jurisdictions are not included in the definition of PRC and China is when we reference to the specific laws that have been adopted by the PRC; The term “Chinese” has a correlative meaning for the purpose of this Report; The term “Mainland China” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

●	“CRO” refers to contract research organization, a type of third-party entity that is engaged by medical device research and manufacturing companies to conduct all or part of the required scientific or medical trials before a medical device can be sold to the public;

●	“Common Stock” refers to shares of our common stock, par value US$0.001 per share;

●	“NMPA” refers to National Medical Products Administration, formerly known as China Food and Drug Administration;

●	“NTD” or “NT$” refers to New Taiwan Dollar, the legal currency of Taiwan;

●	“RMB” or “Renminbi” refers to the legal currency of the People’s Republic of China

●	“Initial Public Offering” refers to the initial primary underwritten public offering of 1,640,000 shares of common stock, par value $0.001 per share, of Advanced Biomed Inc. at US$4.00 per share, completed on March 7, 2025;

●	“Shanghai Sglcell” or “Shanghai subsidiary” refers to Shanghai Sglcell Biotech Co., Ltd., a company incorporated in the People’s Republic of China and our wholly foreign owned entity 100% owned by Advanced Biomed HK. Shanghai subsidiary is our only subsidiary in Mainland China;

●	“Taiwan” refers to Taiwan, Penghu, Kinmen, Matsu, and any other areas under the effective control of the government of Republic of China;

●	“US$,” “$” or “U.S. dollars” refers to the legal currency of the United States; and

●	“we,” “us,” “our,” “our company,” and “our group” refer to Advanced Biomed Inc., a Nevada company and its subsidiaries.

ii

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	We may fail to develop or bring early cancer detection devices, chips, or kits to market on time or at all, and may not remain competitive. Regulatory approvals may be delayed, limited, or never obtained, significantly impairing our ability to generate revenue;

●	Disruptions at production sites, regulatory compliance issues, or cybersecurity breaches could delay commercialization, raise costs, or harm our reputation;

●	Our ability to obtain and maintain intellectual property protection for our products; and

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.

The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

MARKET DATA AND FORECASTS

This Report includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity, and market size, are based on our management’s knowledge and experience in the markets in which we operate, together with currently available information obtained from various third-party sources, including publicly available information, industry reports and publications, surveys, our customers, trade and business organizations, and other contacts in the markets in which we operate. Some data is also based on our good faith estimates. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications. If any one or more of the assumptions underlying the market data turns out to be incorrect, actual results may differ from the projections based on these assumptions.

iii

PART I

ITEM 1. Business

Overview and Recent Developments

We are a holding company incorporated in the State of Nevada. We operate through Advanced Biomed Taiwan and Advanced Biomed HK. Advanced Biomed Taiwan is responsible for the main operation and the design and development of the company’s primary technologies and products. Since our establishment in 2014, we have been focusing on the integration of multiple interdisciplinary technologies and established our own microfluidic technology platform. Utilizing the physical and molecular biological characteristics of tumor cells, we have developed various advanced and original research through the joint application of semiconductor technology and biotechnology. This includes complex precision structures, dielectric detection, functional microfluidic biochips, microfluidic integrated semiconductor sensors, related application modules, and key components of medical testing equipment. We have also developed a series of medical testing equipment and related products by integrating various functions of microfluidic modules, automation software, and hardware. Our technologies and products can be used for early screening and detection, diagnosis and staging, and treatment of cancer through the detection of circulating tumor cells and related tumor markers in blood samples, capture of single circulating tumor cells, and single-cell sorting and determination. These products provide assistance in treatment selection and patient prognosis intervention once the required licenses and approvals have been obtained. Advanced Biotech HK is our first localized operation company, mainly responsible for market operation and management in China, localized production, product registration, and future local market sales of our products in accordance with relevant local regulations in China. Our Shanghai subsidiary owns some of our R&D equipment and patents and will be responsible for operations related to clinical trials in Mainland China through CROs. In the future, we also plan to establish operation centers in countries and regions in North America and Europe.

Our devices, A+Pre, AC-1000, A+CellScan, and A+SCDrop, and three corresponding microfluidic biochips, A+Pre Chip and AC-1000 CTC Enrichment Chip and A+CellScan Chip, are designed to provide rapid and affordable assay products and services to cancer patients. Among them, A+Pre is mainly used to reduce the viscosity of blood samples, and AC-1000 is used to complete the separation and enrichment of circulating tumor cells (“CTCs”) and tumor-related targeted cells in blood samples. The A+CellScan is mainly used for fluorescent labeling and automatic scanning judgment of targeted cells while A+SCDrop preserves the original viability of single cells. A+PerfusC™ system, our latest development, is a compact, all in one perfusion-based 3D cell culture incubator engineered to replicate human physiological conditions to form 3D tumor spheroids/organoids in vitro. The system supports up to 12 days of continuous, hands-free culture, reducing the risk of human error and contamination. By maintaining uniform nutrient delivery and preventing waste accumulation, the platform promotes tumor spheroid and organoid formation, enhancing cell viability, growth, and drug response predictability.

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

We also developed a product for early screening of lung cancer, the A+LCGuard Lung Cancer Early Screening Kit (“A+LCGuard”), which is used to assist in the determination of benign and malignant pulmonary nodules. From August 2020 to September 2022, we finalized the research, design, and development of A+LCGuard. A+LCGuard is a Class III medical device and is required to conduct clinical trials before completing the registration process, and we plan to begin A+LCGuard’s clinical research in November 2025. We believe clinical research serves as the foundation for clinical trials, bridging the gap between preclinical studies and large-scale clinical trials. We believe clinical trials enables an understanding of subject recruitment, facilitates the development of appropriate inclusion and exclusion criteria for later stages, and helps verify trial procedures. Additionally, we believe it increases familiarity with the trial products. In June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of October 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of November 2025. We believe the results of the clinical research will inform the work plan for future large-scale clinical trials, minimizing waste from an excessively large sample size or insufficient statistical power due to a sample size that is too small. We recognize that the clinical research results may differ from expectations and may not support our expected progression to clinical trials. If so, we plan to promptly optimize the product, adjust participant group selection, and modify the final protocol for large-scale clinical trials. However, we cannot guarantee that any clinical research or trial will meet our anticipated outcomes. Furthermore, delays in obtaining ethical approval or recruiting participants could prevent the clinical research from being completed on schedule. Such delays could subsequently postpone the large-scale clinical trial and ultimately the product launch date.

All of our products must go through three steps to receive the required clearance from the NMPA before they can be sold to customers. The three steps are research and development, registration application, and registration review, which must be done in that order. At the registration application stage, we have to assemble all the required application materials, complete clinical trials (if required by NMPA), and work with an NMPA accredited third-party organization to examine our products in accordance with NMPA rules. NMPA will review our application during the registration review period and may request additional information before officially approving or denying our applications. Currently, A+Pre and AC-1000 and their corresponding chips have been cleared by the NMPA; A+SCDrop, A+CellScan, A+CellScan Chip, and A+LCGuard are at the registration application stage; the four matching immunostaining kits are under registration review. A+LCGuard is a Class III medical device and is required to conduct clinical trials before completing the registration process. As of the date of this Report, we have not applied for similar clearances from other jurisdictions.

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

We are looking for suitable locations in the states of California and Washington for our planned expansion to the North America market. We aim to complete site selection and personnel recruitment in the United States by the end of December 2025 and start product registration, testing and production afterward. Our US subsidiary will be responsible for the production and registration of our equipment and related products in the US. Production, testing, and clinical trials in our US market will be conducted in accordance with US regulations, and clinical data from trials conducted in China will not be used to establish product standards. In addition, we plan to break into the European market in 2025 and conduct localized management and operations in accordance with European regulations. In 2025, we also plan to start the localized registration of our IVD products in Europe. As of the date of this Report, we have not conducted any clinical trials for our products.

However, as of the date of this Report, we have not commenced sales of our products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until we have completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products. Due to differences in regulatory and clinical registration requirements, we may not be able to obtain device and product approvals or provide product service on time. We expect to be in a state of continuous loss for the next two to three years.

Nasdaq Notification Letters

On July 18, 2025, we received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq rules for continued listing on the Nasdaq, and we were provided 180 calendar days, or until January 14, 2026, to regain compliance (the “Compliance Period”). If we do not regain compliance by the end of the Compliance Period, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market (except for the bid price requirement), and provides written notice to Nasdaq of its intent to cure the deficiency during the second compliance period, including, if necessary, by effecting a reverse stock split. We intend to monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement within the Compliance Period.

Registration Statement

On July 23, 2025, we filed with the SEC a registration statement on Form S-1 (File No. 333-288907) to register under the Securities Act an aggregate of up to 40,000,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), which represents the shares available for issuance under the ELOC Agreement (as defined below).

Entry into A Material Agreement

On June 6, 2025, we entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which we have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000,000) of our Common Stock, subject to terms and conditions set forth in the ELOC Agreement.

Corporate History and Corporate Structure

We were incorporated in Nevada in July 2021 as a holding company. We started operations in 2014 through Advanced Biomed Taiwan as a research and development center for technology research and product development. In August 2021, we established Advanced Biomed HK as the wholly owned subsidiary of Advanced Biomed Taiwan to integrate market development and commercialization in the PRC. On January 1, 2022, Advanced Biomed HK acquired 100% equity interest of Shanghai Sglcell from its stockholders for a consideration of RMB12 million. In March 2022, Advanced Biomed HK established Sglcell (Huangshan) Biotech Co., Ltd.

In July 2022, we consummated a reorganization pursuant to which we acquired 100% equity interest of Advanced Biomed Taiwan, making it our wholly owned subsidiary. On November 7, 2022, we obtained the approval of Taiwan Investment Commission for the reorganization, the Issue No. of which is “經審一字第11100116890號”. Additionally, the Bureau of Economic Development of Tainan City Government has also approved the reorganization in accordance with the Taiwan Company Act on December 26, 2022.

On June 8, 2023, pursuant to the Share Transfer Agreement entered into by Ting Wang and Haifeng Zhang, who are independent third-party individuals, and Shanghai Sglcell on June 2, 2023, Shanghai Sglcell transferred its wholly owned subsidiary, Nanjing Yitian Biotech Co., Ltd. and its subsidiary, Beijing Yitan Jiarui Technology Co., Ltd., to Ting Wang and Haifeng Zhang at aggregate consideration of RMB500,000 (approximately US$72,780) without any other obligations arising from the transfers.

On June 9, 2023, pursuant to the Share Transfer Agreement entered into by Ting Wang and Haifeng Zhang, who are independent third-party individuals, and Shanghai Sglcell on May 31, 2023, Shanghai Sglcell transferred its wholly owned subsidiary, Shandong Sglcell Medical Devices Co., Ltd., to Ting Wang and Haifeng Zhang at zero consideration without any other obligations arising from the transfers.

On June 15, 2023, pursuant to the Share Transfer Agreement entered into by Quantum Capital (Hong Kong) Limited, who is an independent third-party corporation, and Advanced Biomed HK on June 9, 2023, Advanced Biomed HK transferred its wholly owned subsidiary, Sglcell (Huangshan) Biotech Co., Ltd., to Quantum Capital (Hong Kong) Limited at zero consideration without any other obligations arising from the transfers.

As of the date of this Report, our Shanghai subsidiary is the only operating entity we have in the PRC and owns all of our patents and some of our R&D equipment while the rest of our R&D equipment are owned by Advanced Biomed Taiwan. Our Shanghai subsidiary will also be responsible for operations related to clinical trials in Mainland China through CROs.

The chart below depicts the corporate structure of the Company as of the date of this Report.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC using its EDGAR system.

Our Oncology Detection Solutions

The current market uses positive antibody-labeling selection to capture CTCs out of the blood by a specific epithelial cell adhesion molecule (EpCAM). This method could detect tumor cells in the patient’s blood for diagnosing lung, prostate, pancreatic, and breast cancers. However, this technology costs approximately $1,000 per chip, and the processing time per patient is up to 12 hours. Besides, antibody-based methods such as immunomagnetic methods are highly dependent on antigen expression of CTC. Some CTCs may show low or no EpCAM expression on the cell membrane, and thus cannot be effectively captured using the proposed biomarkers and makes it difficult to detect cancer in the early stage. More importantly, the capture of dying or dead CTCs cannot provide meaningful information to doctors for diagnosis or treatment.

Our products use pure physical mechanisms (antigen-independent) and can effectively enrich and detect the CTCs with high or low antigen expressions with high viability. Among them, A+Pre is mainly used to reduce the viscosity of blood samples, and AC-1000 is used to complete the separation and enrichment of circulating tumor cells (“CTCs”) and tumor-related targeted cells in blood samples. The A+CellScan is mainly used for fluorescent labeling and automatic scanning judgment of targeted cells while A+SCDrop preserves the original viability of single cells.

For three corresponding microfluidic biochips, A+Pre Chip and AC-1000 CTC Enrichment Chip have been cleared by NMPA and can be mass-produced and sold to customers. A+CellScan Chip is expected to start the registration application by the end of 2025. The A+CellScan Chip and A+CellScan will enrich our product chain by upgrading our immunochromogenic kits to tumor cell assay equipment. Specifically, A+CellScan, together with A+Pre and AC-1000, can serve as a liquid biopsy IVD product to accelerate downstream assay and reduce the amount of labor required for assaying tumor cells.

We use our own product features combined with different application scenarios to achieve the corresponding work objectives. To identify CTCs in liquid biopsy, blood samples are first diluted through equipment A+Pre, then AC-1000 is used to separate and enrich circulating tumor cells, and then the obtained cells are stained for identification and counting. We have been cleared by NMPA to provide this service to customers in China and plan to do so once our matching immunostaining kits pass the NMPA’s registration review. The counting of circulating tumor cells can provide auxiliary reference for clinical diagnosis, treatment evaluation, prognosis evaluation, recurrence, and metastasis detection, etc. In the future, we can also use our A+LCGuard early screening kit combined with two devices, A+Pre and AC-1000, for early screening of lung cancer. In addition, we use A+SCDrop together with A+Pre and AC-1000 to complete the capture of a single circulating tumor cell, which retains the original activity of the cell and can provide high-purity, high-activity tumor cells for relevant clinical applications. It can be applied to various applications such as single-cell sequencing, whole gene sequencing, protein sequencing, new drug development, cancer biomarker research, individualized diagnosis, and individualized drug sensitivity testing. The above product applications need to be approved by the local regulatory authorities before they can be provided to customers.

A+Pre

A+Pre is a fully automated sample preparation system that enables to pre-concentrate diluted blood sample and it is able to deplete approximately 90 % blood cells in 10 minutes and reduce sample volume with a lower blood cell density (hematocrit approximately 4%). A+Pre provides dual channels to simultaneously process two patients’ samples per run, and 8 samples could be done in an hour. A+Pre is easy to operate with two simple steps: (1) dilute the samples by 10-fold; (2) insert the samples and A+Pre chips into A+Pre system and press “START.” Our A+Pre sample-pretreatment could provide clotting-free and clogging-free samples for downstream microfluidic applications.

A+Pre Chip

Blood sample includes several billions blood cells and millions white blood cells with a hematocrit of approximately 45% (“Hct”). The high-density blood cells in microfluidic chip typically induces clotting or clogging in microchannel and microstructs, causing trail failure or unstable system. Sample dilution can effectively reduce the clotting and clogging. However, dilution may increase sample volume and prolong the processing time for downstream precise separation and makes analysis more difficult.

A+Pre chip utilizes microfluidic inertial forces to rapidly pre-enrich (deplete approximately 90% blood cells) and pre-concentrate (reduce over 90% sample volume) the diluted blood sample in 10 minutes. We can dilute a 5ml blood sample with approximately 45% by a factor of 10 and obtain a 50ml blood sample. After concentration and enrichment using the A+Pre chip, the total volume of the 50ml blood sample can be reduced by 10-13 times to around 4 ml while maintaining low red blood cell density (Hct approximately 4.5%), and we can recover more than 90% of the targeted tumor cells. It reduces blood cell density of oncology patients to make it possible for clotting-free downstream precise separation, A+Pre treated sample provide AC-1000 with high purity rare tumor cells in 20 minutes (12 mL/hour). A+Pre chip plays an important role to reduce sample volume and density to make downstream applications much faster and more stable.

A+Pre	A+Pre Chip

AC-1000

AC-1000 is a rare cell enrichment device to solve the problem of detection of hypercoagulable state samples of tumor patients. Our rare cell enrichment system uses semiconductor fabrication method to implant high-aspect-ratio functional microstructures inside the microchannel and patented microfluidic chip technology to separate rare cells with complete cell activity. The system is convenient and efficient. We take 5 mL of blood from a patient and the whole process takes only 20 minutes. Compatible to A+Pre, AC-1000 also provides dual channels to simultaneously process two patients’ samples per run, and 8 samples could be done with high-purity enrichment of tumor cells in one and half hours.

The blood sample enriched by AC-1000 can maintain the capture rate of 76-90% of the targeted cells, and the isolated product after blood sample separation can achieve a leukocyte removal rate of 99.9%, which is convenient for downstream detection. Because the rare cell enrichment system is non-destructive, highly active and label-free, it can carry out pure physical and high-purity enrichment, completely maintain the original characteristics of the desired target cells and improve accuracy. What we get is highly active cells, which can be used for different applications in the future, and can be used for tumor screening, auxiliary diagnosis, treatment evaluation, prognosis evaluation, recurrence and metastasis detection, individualized medication guidance, and companion diagnosis. Our rare cell enrichment system is low-cost, and the cost will be further reduced after mass production. It has great potential to be applied to routine liquid biopsy and companion diagnostic platforms in the future.

AC-1000 CTC Enrichment Chip

AC-1000 chip utilizes a hybrid mechanism with microfluidics induced lateral displacement to combine the difference in cell deformability and to remove all of red blood cells (“RBCs”) and deplete over three logs White Blood Cell (“WBCs”). The remaining cells, including few WBCs and rare cell-based cancer biomarkers, are all sorted out.

A+SCDrop

A+SCDrop is a CTCs single cell capture device. It preserves the original viability of single cells. The polymer microfluidic chip combines the cell dielectric sensing technology, without the need for antibody fluorescence calibration and image recognition. CTC sorting combined with AC-1000 achieves tandem for complete label-free live cell sorting. A+SCDrop can sort single circulating tumor cells into nanoliter droplet collection samples while maintaining single cell biological activity: a. Precise counting of CTCs while separating and capturing single cells; b. In vitro culture and expansion of non-destructive Single-CTC; drug sensitivity test; c. Single-CTC encapsulated in oil droplets, single-cell sequencing or genetic screening d. Single CTCs were independently sorted into 96-well plates in suspension liquid mode for CTC proteomic study.

A+CellScan

Currently, A+CellScan are developed as an analyzer with immunostaining chip for reducing hands-on time, manual discrimination, and accelerating immunostaining/analysis of the AC-1000 product. A+CellScan provides a novel approach for rapid on-chip immunofluorescence staining, which may take approximately 30 minutes, and artificial intelligence analysis of enriched sample for detecting, identification, and counting of rare CTCs/clusters from white blood cells with four color immune-fluorescent images. The prototype we designed can (a) autofocus for capturing and analyzing images of four colors fluoresces in A+CellScan chip, (b) perform on-chip immunostaining, and (c) automatically count tumor cells and labeling them on each image. We also completed A+CellScan’s performance study, which examine (i) its autofocus ability and precision for automatically capturing and analyzing cell images, (ii) whether it can detect and analyze 3-1000 cancer cells in <106 WBCs, and (iii) its maximum on-chip immunostaining ability. Performance study (i) to (iii) were completed in December 2022, January 2023, and March 2023, respectively. During the performance study, we have thoroughly evaluated A+CellScan’s autofocus precision in capturing cell images. Out of 6,400 cell pictures that were captured through a non-stop and fully automated process, less than 2 pictures were found to be out-of-focus. We also analyzed the presence of 3-1,000 cancer cells stained with fluorescence within samples containing 104, 105, and 106 WBCs, resulting in reliable detection of cancer cells. We have optimized the antibody concentrations for CK+, DAPI, and CD14/45 combination, resulting in a maximum on-chip immunostaining ability with high specificity.

A+CellScan Chip

Conventional immuno-staining is labor-intensive with multiple processes, and its reaction is based on diffusion-dominated mechanism, thus causing a long operating time (about 4-5 hours per sample). A+CellScan chip consists of fluid device and 5 μm micro-pores membrane that is used as a filter to trap nucleated cells on the membrane surface form the through-flow. Only fluid and RBCs are allowed to pass through the pores. Captured cells are kept in wells during flowing staining and washing. The active through-flow plays two important roles: 1. carrying antibodies to cells rapidly, thus accelerating the reaction rate of specific binding between reporting antibody and cells; 2. simplifying the operation processes in reagent spiking and repeated washing steps. A+CellScan chip stains rare cells such as CTCs and CTC clusters without cell loss during fixation, permeabilization, blocking, incubation and washing. The device provides flexibility to process up to eight samples per run. On-chip immunostaining only need 30 minutes for one sample, and batch process for eight samples can be completed in one and half hours. After cell staining, A+CellScan and A+CellScan chips automatically captures cell images and analyses the stained cells in 30 minutes. Compared to conventional methods, A+CellScan chip significantly reduces the total detection time by 4-5 hours per 1 sample.

The following diagrams illustrate the procedures using our devices for diagnostic detection of blood samples from oncology patients:

Diagram 1: A+Pre reduces blood density of oncology patients.

For the analysis of high-viscosity blood samples, the A+Pre equipment can be used for pretreatment, retaining the original cell activity while preventing blood samples from clogging the equipment pipeline after entering the detection equipment.

Diagram 2: AC-1000 completes targeted cell enrichment work.

A+Pre and AC-1000 equipment can be combined for the identification and counting application of circulating tumor cells purposes. First, blood samples are diluted with A+Pre, and then AC-1000 is used to separate and enrich circulating tumor cells and related tumor markers. The enriched samples are stained, calibrated, and finally identified and counted. A+Pre combined with AC-1000 provide the purified solution of cell-based cancer biomarkers, which can be easily identified, analyzed and tested. The total purification process can be completed in only 40 minutes. A+Pre combined with AC-1000 capture multi-cell-based cancer markers simultaneously with a high recovery rate (76~90%), and therefore making it possible to diagnose cancer and predict cancer progression in very early stage. This application service can already be commercialized in the Chinese market. Calibration and staining currently use staining reagents that are already on the market. Once our products are registered, we will start using our own developed reagents. The identification and counting of circulating tumor cells and related tumor marker cells can provide auxiliary reference for relevant clinical applications.

Diagram 3: A+SCDrop completes single targeted cell capture.

The capture of circulating tumor cells requires the use of A+Pre, AC-1000, and A+SCDrop in combination. First, the user needs to follow the same process as the identification of circulating tumor cells to obtain enriched samples, and then the samples are captured and separated by A+SCDrop equipment to isolate single circulating tumor cells. This combined application can provide tumor cells with high purity and high activity.

Products

Four Immunochromogenic Kits

The four immunochromogenic kits, A+CTCE, A+CM, A+CTCM and A+EMT, are currently under NMPA registration review.

For the four immunochromogenic kits, the basic principle is to use antibodies combined with different colored fluorophores to bind to specific proteins on the cell surface or inside the cells and observe the presence or absence of fluorescent signals through a fluorescent imaging system (to be obtained separately). Afterwards, the expression of the target protein can be examined, and the cell type can be determined accordingly. Different cell types can be distinguished using multiplexed combined staining with different antibodies. The A+CTCE kit is mainly used to identify epithelial circulating tumor cells, and is determined by immunochromogenicity of EpCAM, CK (pan), CD45, and CD14 antibodies. The A+CTCM kit is used to identify mesenchymal circulating tumor cells based on the immunochromogenicity of Vimentin, CD45, and CD14 antibodies. A+EMT is mainly used to identify epithelial-to-mesenchymal circulating tumor cells, which are determined by immunochromogenicity of Cell-Surface Vimentin (CSV), CD45 antibody, and CD14 antibody. A+CM is used to identify tumor-associated macrophages (cancer-associated macrophage-like cells) based on immunochromogenicity of PD-L1, CD45, and CD14 antibodies.

With the assistance of the four kits, targets are stained using antibodies conjugated with different fluorophores that specifically bind to antigens in cells. In immunohistochemical reaction or in situ hybridization reaction, it is combined with the primary antigen antibody, and the target is marked by staining. It is suitable for the staining of blood cells enriched by A+Pre and AC-1000 hemocytometer. We transfer the cell suspension separated and obtained by A+Pre and AC-1000 into a centrifuge tube, use the kits to stain the cell suspension, and observe and count the fluorescently stained cells under a fluorescence microscope or a fluorescence scanner. Observed under a fluorescence microscope, all nuclei are stained blue, and the cell membrane of leukocytes is red, and the color of the cell membrane we observe under the fluorescence microscope is the marked color, which is the target cell we want to obtain.

Our 3D Cell Culture Platform

Conventional cell culture equipment is bulky and requires frequent manual intervention. In addition, in static culture, nutrients are unevenly distributed and waste products from cell metabolism tend to accumulate. This can negatively affect cell growth, viability, and experimental consistency. In addition, unlike 2D cultures, 3D cell culture better mimics the structural and functional complexity of human tissues. It enables more physiologically relevant cell-cell and cell-matrix interactions, leading to improved accuracy in drug response prediction and disease modeling. Notably, in certain high-density culture scenarios, particularly within multi-microwell 3D culture devices, metabolic waste can rapidly accumulate inside the micro-grooves.

Our A+PerfusC™ is a compact All-in-One 3D cell culture system that integrates automated perfusion with environmental control in a compact format. A+PerfusC™ ensures a more uniform supply of nutrients while simultaneously removing metabolic waste, thereby reducing cellular stress and enhancing viability over extended periods, providing more accurate drug response and disease modeling.

A+PerfusC™ System

A+PerfusC™ an automatic perfusion 3D cell culture system revolutionizes in vitro 3D cell culture by integrating automated perfusion and environmental control to closely replicate human physiological conditions. This system ensures uniform nutrient delivery, prevents waste accumulation, and promotes spheroid/organoid formation, significantly enhancing cell viability, growth, and drug response predictability. The system designed to mount directly onto a microscope for real-time observation, it supports up to 12 days of hands-free culture, reducing human error and contamination risks.

The system is characterized and proved by:

●	8 independent channel/patient source per plate

●	600 tumor spheroids per row for one patient

●	4,800 tumor spheroids per plate

●	Easy to transfer into 96 or 384 well plate for high-throughput drug screening

●	Easy to mount on microscopy platforms for real-time analysis

A+PerfusC™ system and its perfusion-based 3D culture plate (consumable) have passed internal testing and validation with design finalized. Currently we are advancing its mass-production development. The commercialization can be achieved following mass-production development finalized, quality control standards established, and system electrical safety verification (IEC 61010-1).

Product in the Pipeline

Our A+LCGuard was designed for early screening of lung cancer. In order to detect lung cancer, peripheral blood samples of the subjects are first obtained, and the target cells are enriched and captured sequentially by A+Pre and AC-1000. Then, A+LCGuard performs cell fluorescence staining on the enriched samples to determine the number of targeted cells, and finally makes a judgment. We completed A+LCGuard’s research and development in China between August 2020 and September 2022. A+LCGuard is a Class III medical device and is required to conduct clinical trials before completing the registration process. We plan to begin A+LCGuard’s clinical research in November 2025. Specifically, in June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of October 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of November 2025. Based on the results of clinical research, we plan to formulate a work plan for large-scale clinical trials and proceed with the clinical trial. We believe the registration declaration will be made after we complete the clinical trials.

The following diagrams illustrate the procedures using our detection solutions for CTC enriched samples:

We participated in scientific research projects at Shanghai Pulmonary Hospital from July 17, 2019 to December 2021, and completed a total of 123 case studies. In the study, we selected 123 individuals, and among them, 75 were surgical patients with nodular changes or shadows in the lungs reported by imaging studies and 48 healthy patients without lung nodules reported by imaging studies. 7ml blood samples were taken from test subjects either before the clinical operation (for cancer patients) or after the physical examination (for healthy individuals), and A+Pre, AC-1000, and A+LCGuard kits were used to determine whether there were circulating tumor cells and other tumor markers in the blood samples. Finally, the pathological and physical examination results of the tested individuals were compared with the test results of our products. Our test results achieved 96% sensitivity and 99.9% specificity, which provides the research and development basis for our kit products.

Below are two comparable blood testing methods in the current market. We have not tested the sensitivity of our products against these two comparable blood testing products in head-to-head comparisons.

Universal Diagnostics (UDX), a Spanish vitro diagnostic company, announced the preliminary research data of its liquid biopsy method for early detection of lung cancer at the International Association for the Study of Lung Cancer 2020 World Conference. In a preliminary study, UDX detected 37 lung cancer patients and 71 asymptomatic control subjects with a panel of 10 methylation sites. The results showed that lung cancer patients could be detected with a sensitivity of 73% (27/37) with 90% (64/71) specificity.

The “Aifeiming” gene methylation detection kit (P)R-fluorescent probe method) by Beijing Akron Medical Technology Co., Ltd. won the NMPA Class III certification. The clinical sensitivity of this product is 86.83%.

Quality Control System

We have established quality control system in accordance with the following regulations:

1.	Medical Device Quality Management System for Regulatory Requirements

2.	Quality Management System Requirements

3.	Regulations on the Supervision and Administration of Medical Devices

4.	Measures for the Supervision and Administration of Medical Device Production

5.	Appendix of Good Manufacturing Practice for Medical Devices In Vitro Diagnostic Reagents

6.	Guiding Principles for Clinical Trial of In Vitro Diagnostic Reagents

Our quality control system includes quality manuals specifically designed for each product, procedure documents, supporting documents and quality records. We implement, maintain and improve the quality control system to ensure that product quality can be effectively and compliantly controlled throughout the entire process of procurement, production, formation and realization. Specifically, our quality control team (“QC”) consists of three members who are responsible to examine the entire production process from raw materials to finished products. QC also collaborate with various internal departments of the Company to conduct periodic review on all aspects of our research, development, and production process and provide their recommendations to the management to ensure our products and processes adhere to the regulations apply to us.

Commercialization Preparation

We are committed to the development of microfluidic chips, reagents and detectors for capturing circulating tumor cells in blood. We have integrated various complex precision structures, dielectric detection and functional microfluidic biochips. Our devices include a variety of expensive semiconductor manufacturing and precision micro-manufacturing related equipment. We signed a research project equipment use contract with TSRI and used their semiconductor manufacturing equipment and precision micro-nano processing equipment for chip technology research and development such as concept presentation of each R&D process, cross-scale composite structure production, rapid wafer trial production, material testing, and thin film production.

The contract between Advanced Biomed Taiwan and TSRI was executed on August 1, 2022 and expired on July 31, 2023. The total cost of the study, including tax, is NTD 1,300,000. Advanced Biomed Taiwan will pay the research fee to the National Institute of Experimental Research in two installments. The first installment of NTD 650,000 was paid on September 23, 2022, and the second installment of NTD650,000 was paid on April 18, 2023. The agreement can be unilaterally terminated only if a party fails to fulfil its obligations, if Advanced Biomed Taiwan declares bankruptcy, or if its business activities are disrupted by the government. The agreement can only be terminated by mutual agreement in all other circumstances. The parties agree to take the Taiwan Taipei District Court as the jurisdiction court of first instance for any disputes arising from the execution of this agreement, which shall be subject to the laws of Taiwan.

As for the designed microfluidic detector, since 2020, we have developed various functional microfluidic biomedical testing devices for microfluidic modules, automation software, and hardware. We also designed, manufactured and processed an increasing number of key components of our testing devices. All of our products must go through three steps to receive the required clearance from the NMPA before they can be sold to customers. The three steps are research and development, registration application, and registration review, which must be done in that order. At the registration application stage, we have to assemble all the required application materials, complete clinical trials (if required by NMPA), and work with an NMPA accredited third-party organization to examine our products in accordance with NMPA rules. NMPA will review our application during the registration review period and may request additional information before officially approving or denying our applications. Currently, A+Pre and AC-1000 and their corresponding chips have been cleared by the NMPA; A+SCDrop, A+CellScan, A+CellScan Chip, and A+LCGuard are at the registration application stage; the four matching immunostaining kits are under registration review. A+LCGuard is a Class III medical device and is required to conduct clinical trials before completing the registration process. As of the date of this Report, we have not applied for similar clearances from other jurisdictions.

Although none of the chips has been mass produced as of the date of this Report, we have been cooperating with the injection molding machine manufacturer Riva and the mold manufacturer Unimold to conduct pre-mass production trial test for our A+Pre Chip and AC-1000 Enrichment Chip. During the mass production trial test, we examine the following factors:

●	whether the tested chip can work with its corresponding product, and

●	whether chips’ flatness, roughness, water leakage, critical size and thickness match the original design.

A Chip is ready for mass-production if each individual production line can produce at least 2,500 pieces per month and pass the quality control examination. During the quality control examination, one chip out of every 48 chips will be randomly selected for verification and must achieve designed objectives when working with their corresponding products and meet all the product specifications to pass the examination. The product specifications are listed in the table below.

	Flatness	Roughness	No Water leakage	Critical size compared with original design	Thickness
A+Pre Chip	ΔF < 0.1 mm	ΔR<1.5 um /mm2	Under 2 bar	within 5%	2 mm ±10%
AC-1000 Enrichment Chip	ΔF < 0.3 mm	ΔR < 1.5 um/mm2	Under 2 bar	within 5%	1.5 mm ±10%

Upon completion of the pre-mass production trial test, all of the randomly selected A+Pre Chips and AC-1000 Enrichment Chips can work with their corresponding A+Pre and AC-1000 products and meet or exceed the production specifications.

One of every 48 chips was randomly selected and tested for performance verification by using A549 lung cancer cells spiked into human blood. In May 2023, a total of 20 A+Pre chips were tested, with a result of average tumor cell recovery rate of 94%, which exceeded the target rate of 90%, with the highest and lowest rates of 99% and 91.6%, respectively. The liquid and blood cells removal rate by A+Pre chip was between 90-92.5%, which is in line with the target rate of 90-94%. A total of 12 AC-1000 chips were examined and the average recovery rate is 79.5%, which exceeded the target rate of 75%, with the highest and lowest recovery rates of 88.6% and 76.8%, respectively. The blood cells depletion rate was >2.5 logs, exceeding the target rate of 2 logs, with the highest and lowest rate of 4 and 2.5 logs, respectively.

The specifications of the randomly selected A+Pre and AC-1000 chips produced during the pre-mass production trial test can be found in the table below:

	Flatness	Roughness	No Water leakage	Critical size compared with original design	Thickness
A+Pre Chip	ΔF < 0.05 mm	ΔR<1.5 um /mm2	Under 2 bar	within 3%	2 mm ±5%
AC-1000 Enrichment Chip	ΔF < 0.08 mm	ΔR < 1 um/mm2	Under 2 bar	within 5%	1.5 mm ±10%

Riva is a mold manufacturing and injection molding machine manufacturer. We have purchased a Riva injection molding machine at the end of October 2022 and completed the mass production trial test for AC-1000 chips, and the production samples met our product specifications. The special structure mold core we made combined with the Riva injection molding machine has repeatedly produced hundreds of pieces of AC-1000 chips. The quality of the products is consistent and meet the product specifications of the microstructure characteristics. The operation on the equipment has achieved the expected efficiency and cell enrichment efficiency. Each equipment is expected to produce 2,000 pieces AC-1000 chips per month.

Unimold is a mold manufacturer and an ISO9001 plastic injection molding foundry. We cooperate with Unimold to embed our specially manufactured mold core for A+Pre Chip into the mold cavity, which will be employed at our future production facility. Although there is no formal cooperation agreement between Unimold and us, Unimold produces custom-made molds for us on a make-to-order basis. Each time, we first discuss the mold specification with a Unimold representative, then receive an offer from Unimold with the price, and Unimold will produce the customized mold for us to test. To protect our intellectual property, Unimold and us entered into a Non-Disclosure Agreement (the “NDA”) with a term of three years. The NDA prohibits both parties from disclosing confidential information without authorization and hiring the other party’s employees during the term of the NDA or within two years of the termination of the NDA. The NDA is governed by the laws of Taiwan, and any disputes arising from the NDA must be resolved before Taiwan Tainan District Court. The chips produced by Unimold’s mold have met the specifications set by us, and a batch of small-scale trial production of 5,000 pieces was carried out in October 2022. Our A+Pre is operating to expected efficacy and performance specifications using the in-house produced A+Pre Chip. One injection-type production equipment is expected to produce 50,000 pieces of A+Pre Chip per month.

Our Platform

We have built our microfluidic technology platform to integrate research and development, design, and manufacture of biochips and microfluidic chips. The platform combines our patented chip technology and will enable localized operations of a variety of microfluidic chips, biosensors made by semiconductor fabrication technology, and integrated application patented technology. Each geographic territory will establish clean rooms for chip production in compliance with local regulations to meet local market demand. While performing its designed duties, our microfluidic technology platform can provide customized services to third parties for a fee. We envision providing services such as OEM production of microfluidic chips, micro-electromechanical components, biochips, sensors, and other components, customized product design, and commissioned development and research services to customers. Different from the general IC wafer OEM production, our production is based on our micro-nano manufacturing technology platform developed by professionals in various fields that integrates cross-field knowledge, including Micro Electro Mechanical Systems (MEMS), lithography-assisted micromachining (LIGA), semiconductor process, and soft materials such as silicone gel and polydimethylsiloxane. We boast the ability to develop, design, and manufacture micro-electromechanical components and sensors, including three-dimensional microstructures or micro-optical-electromechanical integrated components. The material of the microstructure can be multi-layer stacking of alloys and insulating materials, which may be used in a wide range of fields, such as pressure or environment detection, MEMS oscillators, optical actuators, biomedical components, passive components, silicon optical integration platforms, and microfluidic structures.

The platform integrates our AC-1000 and A+SCDrop devices. Our rare cell enrichment device AC-1000 integrates the A+Pre chip and AC-1000 CTC enrichment chip. AC-1000 uses semiconductor nano ultra-sensitive biosensors and patented microfluidic chip technology to isolate rare cells with complete cell activity. It has great potential to be applied to routine liquid biopsy and companion diagnosis in the future. AC-1000 can satisfy different applications with corresponding special chip products. Our products also have the potential to provide application services in tumor screening, auxiliary diagnosis, treatment evaluation, prognosis evaluation, recurrence and metastasis detection, individualized medication guidance, and companion diagnosis. In terms of tumor screening, we have developed a complete set of service models for early screening of lung cancer, and plan to begin the clinical research in November 2025. Our application services for the identification of CTCs have matured, and the identification of CTCs can be used for tumor screening, auxiliary diagnosis, and treatment evaluation, etc. Our CTCs single cell capture device A+SCDrop is used in combination with A+Pre and AC-1000. It preserves the original activity of single cells and polymer microfluidic chips combined with cell dielectric sensing technology. With the technical advantages combined with our IVD kit products, A+SCDrop can be used in a variety of applications, such as single-cell sequencing, whole gene sequencing, protein sequencing, new drug development, cancer biomarker research, individualized diagnosis, individualized drug susceptibility testing, and other aspects of individualized precision medicine. We are also working on prognosis assessment, recurrence and metastasis detection, individualized medicine, and companion diagnosis.

Although no services have been provided to customers yet, we believe the application services using our products and devices will be an essential part of our future operations.

Competitive Strengths

Although we have not received any regulatory approvals necessary to commercialize our products, we believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing oncology detection market:

●	Our Microfluidic Technology Platform. We can quickly complete the product development and improvement we need on our own platform.

●	Proprietary Ultra-Sensitive Biosensor Technology. Our self-developed proprietary semiconductor nano ultra-sensitive biosensor technology integrates various composite precision structures, dielectric detection and functional microfluidic biochips to complete the microfluidic chips and reagents for capturing circulating tumor cells in a patient’s blood. Our technology also enables a fast and inexpensive method for early cancer diagnosis because we mainly rely on self-developed equipment and products, including the microfluidic chips and the related reagents. Specifically, with the start and expansion of mass-production, the cost and price of microfluidic chips will drop multiple times. Also, since we estimate that we will enrich all the targeted cells, the amount of reagents required in the process will decrease correspondingly. Additionally, we are able to complete the detection and analysis in a short period of time while ensuring the accuracy of the results and reducing the death number of targeted cells throughout the process because we have a complete microfluidic technology platform, which uses self-developed microfluidic chips to separate and detect CTCs. By using automatic and efficient microfluidic chips, we can reduce human errors when capturing, releasing, counting, and detecting CTCs. For example, AC-1000 and its corresponding chip can achieve high throughput (800-1000 drops/s) and high flow rate (>0.7ml/hr) while completely removing red blood cells in peripheral blood samples within 30 minutes. Due to the non-destructive nature of the rare cell enrichment system, it can maintain the original characteristics of the desired target cells through purely physical and high-purity enrichment processes, improving the accuracy of the results and reducing the number of target cells that die during the entire process.

●	On Track to Commercialization. All of our products must go through three steps to receive the required clearance from NMPA before they can be sold to customers. The three steps are research and development, registration application, and registration review, which must be done in that order. Currently, A+Pre and AC-1000 and their corresponding chips have been cleared by the NMPA; A+SCDrop, A+CellScan, A+CellScan Chip, and A+LCGuard are at the registration application stage; the four matching immunostaining kits are under registration review. We expect to submit the A+CellScan, and A+CellScan Chip’s registrations to the NMPA in December 2024 while completing preliminary works for A+SCDrop’s application. We have been cooperating with the injection molding machine manufacturer Riva Machinery Co., Ltd. (“Riva”) and the mold manufacturer Unimold Technology Inc. (“Unimold”) to conduct mass production mode testing and trial production. Although none of the chips has been mass-produced as of the date of this Report, we have purchased a Riva injection molding machine at the end of October 2022 and completed the mass production trial test of AC-1000 CTC Enrichment chip. We also cooperate with Unimold to embed our specially manufactured mold core for A+Pre Chip into the mold cavity made by Unimold. The chips produced have met the specifications set by us, and a batch of small-scale trial production of 5,000 pieces has been carried out in October 2022. Our equipment is operating to expected efficacy and performance specifications using in-house produced chips. Moreover, the prototype of A+CellScan and its corresponding chip have completed the performance study. You can find more information on page 8 under the heading “A+CellScan.” We are refining the production method of A+CellScan chip and have submitted the results of our medical device safety test to a third party for independent evaluation. In addition, we have completed the mass production trial test using the mold manufactured by Unimold in December 2023, and an independent third-party is evaluating the test result. The A+CellScan and its corresponding chip will enrich our product chain by upgrading our immunochromogenic kits to tumor cell assay equipment. Specifically, A+CellScan, together with A+Pre and AC-1000, can serve as a liquid biopsy IVD product to accelerate downstream assay time and reduce the amount of labor required for assaying tumor cells. In addition, we are actively carrying out registration application for our A+LCGuard kit products, as well as work related to research programs.

●	Multi-Disciplinary Management Team. We have a multi-disciplinary management team, an R&D team and strategic cooperation units composed of interdisciplinary and cross-field professionals and well-known experts. The R&D team has the ability to combine semiconductor/integrated circuits and biomedical expertise. Our team has accumulated valuable experience from chip development and design, manufacturing, mass production, design and development of detectors, research and development of system modules, and the operation of clinical laboratory personnel.

Growth Strategy

We will strive to be a leading provider of precision oncology detection solutions by the following growth strategies:

●	Increase the market penetration of our oncology auxiliary products and expand our product portfolio to actively focus on in vitro early diagnosis, rapid evaluation of chemotherapy drugs, individualized treatment including clinical screening of drugs, detection of drug resistance, and monitoring of tumor recurrences.

●	Develop cancer screening market in China and further expand to other regions. We plan to initially focus on developing our cancer screening market in China. We also plan to expand to North American and European market by setting up subsidiaries and localize production and operation to meet specific market demand and compliance requirements in the relevant market.

●	Expand our R&D to strength and develop pipeline products. In the future, we will actively promote the research and development, application and registration of other cancer early screening products.

Intellectual Property

As of June 30, 2025 we had registered or applied with China Patent and Trademark Office 8 patents on novel separation technologies for antibody-free and label-free enrichment of rare cell-based cancer biomarkers (such as CTC, CTC cluster, tumor marker expressed cells) from very dense blood cells, 6 patents on high throughput droplet microfluidic chips for nano-liter scale reagent preparation and single-cell, 3 patents for the device of water phase single-cell isolation and capturing for single cell applications, 6 patents on single-CTC detection/discrimination and delivery for single-CTC sorting and downstream single-CTC analysis, and 3 patents on target cells pre-concentration and enrichment. Meanwhile, we also applied 2 of abovementioned patents with PCT and 2 of abovementioned patents with the U.S., and one of the U.S. application has been granted on October 11, 2022. As of June 30, 2025, we own a total of 20 patents and an additional patent application is pending. Several smart and key chip fabrication techniques/methods with mass production level are protected by commercial confidential to reduce exposed risk.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our detection solutions and other commercially important products, technologies, invention and know-how, to operate without infringing, misappropriating or otherwise violating the proprietary or intellectual property rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary or intellectual property rights. Our patent strategy is focused on seeking coverage for our core technologies and specific follow-on applications, implementations for detecting and monitoring cancer by determining genomic alterations and evaluating the status of specific biomarkers in liquid biopsy or tissue samples. In addition, we file for patent protection on our on-going research and development, particularly into early-stage cancer screening.

We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We generally require our R&D personnel to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our R&D personnel, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive intellectual property. Furthermore, as a matter of company policy, our R&D personnel have entered into agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by them which relate to their employment with us.

Patent Number	Patent Type*	Patent Description	Jurisdiction	Status	Expiration Date	Product Application
ZL201821544689.4	Utility Models	Target cells pre-concentration and enrichment	China	Granted	09/20/2028	A+Pre
ZL201811418768.5	Invention	Target cells pre-concentration and enrichment	China	Granted	11/26/2038	A+Pre
ZL201811098975.7	Invention	Target cells pre-concentration and enrichment	China	Granted	09/20/2038	A+Pre
PCT/CN2018/103116	Invention	Single-CTC detection/discrimination	International	Granted	N/A	A+SCDrop chip
US11467081B216/639,117	Invention	Single-CTC detection/discrimination	USA	Granted	08/30/2038	A+SCDrop chip
ZL201821544716.8	Utility Models	Single-CTC detection/discrimination	China	Granted	09/20/2028	A+SCDrop chip
ZL201821544498.8	Utility Models	Single-CTC detection/discrimination	China	Granted	09/20/2028	A+SCDrop chip
PCT/CN2018/103171	Invention	Separation technologies	International	Granted	N/A	AC-1000
US20200086320A1 16/617,634	Invention	Separation technologies	USA	Granted	10/31/2040	AC-1000
ZL201821544718.7	Utility Models	Separation technologies	China	Granted	09/20/2028	AC-1000
ZL201821544717.2	Utility Models	Separation technologies	China	Granted	09/20/2028	AC-1000
ZL201810169100.5	Invention	Separation technologies	China	Granted	02/28/2038	AC-1000
ZL201810381143.X	Invention	Single-CTC detection/discrimination	China	Granted	04/25/2038	A+SCDrop chip
ZL201921425592.6	Utility Models	Droplet microfluidics	China	Granted	08/29/2029	A+SCDrop
ZL201910807870.2	Invention	Droplet microfluidics	China	Granted	08/30/2038	A+SCDrop
ZL201821961715.3	Utility Models	Droplet microfluidics	China	Granted	11/26/2028	A+CellScan Chip & A+SCDrop
ZL201821544526.6	Utility Models	Droplet microfluidics	China	Granted	09/20/2028	A+SCDrop
ZL201811470094.3	Invention	Droplet microfluidics	China	Granted	11/26/2038	A+SCDrop chip
ZL201811099052.3	Invention	Droplet microfluidics	China	Granted	09/20/2038	A+SCDrop
ZL201821562851.5	Utility Models	Single-cell isolation and capturing	China	Granted	09/20/2028	A+Pre Chip, AC-1000 CTC Enrichment Chip, and A+CellScan Chip
202310325582.X	Invention	Separation technologies	China	Pending	03/29/2043	A+CellScan reagent

*	Chinese Patent Law defines three different types of patents for protecting invention-creation: invention, utility model, and design. “Invention” means any new technical solution proposed for a product, a process or the improvement thereof. “Utility Model” means any new technical solution proposed for the shape, the structure, or their combination, of a product, which is fit for practical use. “Design” means, with respect to an overall or partial product, any new design of the shape, the pattern, or their combination, or the combination of the colour with shape or pattern, which is rich in an aesthetic appeal and is fit for industrial application.

As of June 30, 2025, we had registered 12 trademarks in China, including 欣戈赛 and sglcell.

We also own 1 registered domain name in China.

Item	Trademarks
1	欣戈赛
2	sglcell
3

Item	Domain Names
1	sglcell.com
2	www.advanbiomed.com

Employees

As of June 30, 2025, we had 31 employees. The following table sets forth the number of our employees by function as of June 30, 2025.

	As of June 30, 2025
	Number	% of Total Employees
Functions:
Technology, Research and Development	18	58%
Medical Affairs	4	13%
Operations and Quality Assurance	2	6.5%
Sales and Marketing	2	6.5%
General and Administration	5	16%
Total number of employees	31	100.0%

Our R&D personnel are imperative to our technological development. They are responsible for the early stage of biochip design and production, design improvement and optimization, self-developed microfluidic system, design and development of biomedical testing instruments, and establishment of biochip mass production mode. They also test the electrical safety of our medical devices, assist us to prepare FDA medical device regulatory certification and registration application documents. The R&D personnel are also responsible for the training of clinical laboratory personnel, the training of assembly, testing and maintenance of medical equipment production line personnel, and future chip mass production and packaging production.

Our Shanghai subsidiary is required by law to make contributions equal to certain percentages of each employee’s salary for his or her pension insurance, medical insurance, unemployment insurance and other statutory benefits and a housing provident fund. Our Shanghai subsidiary also enters into standard labor contracts with its employees. The labor contract typically includes a confidentiality covenant that requires employees to protect the company confidential information during their employment. In addition, employees are prohibited from entering into another employment relationship with a third party, which may adversely affect our business.

Advisors and Industry-Academia Cooperation

We focus on the research and development of various advanced and original microfluidic biochips and strive to provide tumor precision diagnosis and treatment technology and early cancer detection service. In order to strengthen our strategic development and research, we have worked with the following advisors (“Advisors”) and the National Taiwan University (the “NTU”) pursuant to certain advisory agreements and industry-academia cooperation agreements:

Advisors

Lin Jianhuang is currently President of Taipei Medical University, Director of National Applied Research Laboratory, Director of Biotechnology and Pharmaceutical Industry Research Institute, Executive Director of Taiwan Pharmacological Society, and Director of International Cooperation Foundation. Dr. Lin is mainly engaged in the field of molecular pharmacology signal transduction new drug development.

Zhou Caicun Director of the Institute of Oncology, Tongji University School of Medicine, Director of the Department of Oncology. Director of Oncology Department of Shanghai Pulmonary Hospital, Director of Lung Cancer Immunology Research Office, Director of Clinical Pharmacology Institute. Mainly engaged in early diagnosis of lung cancer, comprehensive treatment, targeted therapy and individualized therapy, molecular imaging of tumor, phage vaccine.

The Advisors attend quarterly meetings and provide professional advice to the Company. Advisors make recommendations and offer guidance on the Company’s long-term development strategy and major decisions, including providing consultation and suggestions on the Company’s development plans, research directions, scientific partnerships, and academic exchanges based on their abundant clinical experience to help the Company stay on the right track. For example, we used to focus on counting tumor cells, and our Advisors suggested to capture active single cells for further clinical application. Based on the suggestion, we eventually developed A+SCDrop. Furthermore, our Advisors suggested that we adopt the method of taking blood samples at multiple times, as the number of targeted cells contained in samples at different times is different, so as to ensure the accuracy of the obtained results. Accordingly, we adjusted our clinical plan regarding our prospective clinical trials.

Below are the material terms of the advisory agreements (the “Advisory Agreement”):

Terms. The Advisory Agreement for Mr. Lin Jianhuang went into effect on November 1, 2022, and will end on October 31, 2025, unless terminated earlier in accordance with the provisions of the Advisory Agreement. The Advisory Agreement for Mr. Lin Jianhuang may be renewed if the parties start the renewal process three months prior to the end of this agreement and agree on the terms and conditions of the new agreement. The Advisory Agreement with Mr. Zhou Caicun went into effect on July 1, 2022, and was originally scheduled to end on June 30, 2025. On June 20, 2025, we renewed the Advisory Agreement with Mr. Zhou under the same terms and conditions, with a new expiration date of June 19, 2026. The Advisory Agreement may be renewed again if the parties initiate the renewal process at least one month prior to the expiration date and agree on the terms and conditions of the new agreement.

Services. The Advisor is hired by us as its advisor (“Advisor”) and provide consulting service to us regarding our development plans and strategies.

Compensation. We will reimburse Mr. Zhou Caicun any work-related expenses. We will reimburse Mr. Lin Jianhuang any work-related expenses and we agreed to grant Mr. Lin 0.5% of the total number of shares of the Initial Public Offering. The Common Stock will be distributed evenly among Mr. Lin’s three years of service.

Termination. This Advisory Agreement can only be modified by both parties’ written consents and will remain in effect if either Party does not agree on the proposed modification. This Advisory Agreement is terminated once the end date has been reached or in accordance with the terms and conditions of this Advisory Agreement.

Industry-Academia Cooperation

Advanced Biomed Taiwan entered into two industry-academia cooperation agreements with the National Taiwan University under identical terms and conditions for identifying novel biomarkers for early detection of lung cancer (together the “Cooperation Agreements”). Advanced Biomed Taiwan renewed one of the two Cooperation Agreements on November 30, 2024 (the “Renewed Cooperation Agreement”).

Below are the material terms of the Cooperation Agreements and the Renewed Cooperation Agreement:

Terms. The Cooperation Agreements went into effect on April 15, 2023 and expired on October 14, 2024. The Renewed Cooperation Agreement went into effect on December 1, 2024 and will expire on November 30, 2025.

Scopes. Research and development works stipulated in the Cooperation Agreements and the Renewed Cooperation Agreement focus on improving the accuracy of early lung cancer detection and exploring more novel biomarkers in that regard.

Payment. Under the Cooperation Agreements, Advanced Biomed Taiwan is required to pay the NTU NTD 6 million in two equal installments, with the first one been paid on April 24, 2023. The second installment of NTD 3 million was paid in February 2024. Under the Renewed Cooperation Agreement, Advanced Biomed Taiwan is required to pay the NTU NTD 3 million in two installments, with the first one due on December 15, 2024. We received the required invoice from the NTU for the first installment and made the payment on January 24, 2025. The second installment of NTD 1.5 million was paid on June 23, 2025.

Ownership. The parties recognize that the services provided by the advisor are advisory and consulting in nature and do not involve actual research activities. The NTU shall own the copyrights of any and all reports and works produced under the Cooperation Agreements, while Advanced Biomed Taiwan has the license to use any and all reports and works produced under the Cooperation Agreements freely.

The Renewed Cooperation Agreement does not permit Advanced Biomed Taiwan to use any results or products under that agreement directly for profit. We do not believe this negatively impacts the development and commercialization of our products because this agreement focuses on studying the effect of certain proteins, unrelated to our products. Instead, the purpose of our involvement under the Renewed Cooperation Agreement is to support the NTU with funds and equipment for the separation and enrichment of target cells. Our participation under the Renewed Cooperation Agreement is aimed at demonstrating a potential application of our product to other research institutions, who could be our customers in the future. Therefore, the results of this research under the Renewed Cooperation Agreement and the patentability and commercialization of such proteins, do not affect the commercialization of our products.

Termination. Either party to the Cooperation Agreements and the Renewed Cooperation Agreement has the power to terminate such agreement if the NTU cannot perform its duties and obligations due to force majeure events or if Advanced Biomed Taiwan cannot perform its duties and obligations, provided that the NTU shall refund Advanced Biomed Taiwan any portion of the payment to the extent not actually spent.

Licenses and Approvals

The following table sets forth licenses and approvals that our subsidiaries are required to obtain for our operations in Taiwan and China as of the date of this Report:

Name	Licenses and Approvals	PRC and Taiwan Regulatory Authority	Expiration Date
Advanced Biomed Taiwan	Business Registration Certificate	Tainan City Government	indefinite
Advanced Biomed HK	Certificate of Incorporation	Registrar of Companies, Hong Kong Special Administrative Region	indefinite
	Business Registration Certificate	Registrar of Companies, Hong Kong Special Administrative Region	August 9, 2026
Shanghai Sglcell	Business License	Shanghai Administration for Market Regulation	indefinite

Insurance

We and our subsidiaries do not currently maintain any commercial insurance. As such, we are susceptible to losses including property damage, accidents, or liabilities. In the event that such damages are substantial, we may experience materially negative impact on our business operations, financial condition, and results of operations.

Government Regulation

This section summarizes the principal Taiwan and PRC laws, rules and regulations related to our business and operations.

Regulations in Taiwan

Regulations Relating to Taiwan Companies Going to The Mainland to Engage in Technical Cooperation

On March 1, 1993, the Ministry of Economic Affairs promulgated the Regulations Governing the Examination of Investment or Technical Cooperation in Mainland China (“Examination of Investment or Technical Cooperation”) which became effective immediately. The regulations were amended and took effect on December 30, 2020. On March 1, 1993, the Ministry of Economic Affairs also promulgated the Regulations Governing the Approval of Investment or Technical Cooperation in Mainland China (“Approval of Investment or Technical Cooperation”). The regulations were amended and took effect on April 21, 2020.

If a Taiwan company intends to go to Mainland China for technical cooperation, in principle, it must submit an application to the Taiwan Investment Commission in advance. According to the instructions of the Taiwan Investment Commission, the average review time for each case is 15-30 days. During the review, the competent authority will consider factors such as the impact on the core competitiveness of other Taiwanese companies, the layout of R&D and innovation, and the infringement of intellectual property rights of other companies to comprehensively determine whether to approve or not. If a Taiwan company and a Chinese company engage in technical cooperation without permission, the competent authority may impose a fine of not less than NTD 50,000 but not more than NTD 25,000,000 in accordance with Paragraph 1 of Article 86 of the Taiwan -Mainland People’s Relations Act, and may terminate it within a time limit, or require the companies to make corrections. Those who do not comply or make corrections within the time limit may be punished continuously. However, if a Taiwan company goes to Mainland China to engage in technical cooperation that does not involve substantial technology outflow, for example, if the Chinese company has no substantial involvement in product design and related R&D processes, it is not necessary to apply to the Investment Review Committee in advance. The competent authority may make alterations to the general and prohibited technical cooperation projects either by conducting regular reviews annually or by conducting special reviews on a case-by-case basis.

Regulations Relating to Exchange Control or Currency Regulations or any Registration Requirements Under Anti-Money Laundering Laws

On October 23, 1996, the Ministry of Justice promulgated the Money Laundering Control Act (the “Act”), which became effective on April 23, 1997. The Act was amended and became effective on November 7, 2018. The Act is enacted to prevent money laundering activities and combat-related crimes; bolster anti-money laundering systems; maintain financial stability; increase transparency in money flows; and strengthen international cooperation.

Pursuant to the Act, inward and outward remittances involving currency exchange between NTD and another foreign currency are subject to an annual ceiling of: USD 5 million for individuals and USD 50 million for businesses. Any total annual remittance exceeding these thresholds requires approval by the Central Bank of the Republic of China (CBC). Individual foreign exchange transactions over NTD 500,000 must be reported to the CBC.

There are no other foreign exchange controls on trade, insurance, and authorized investment transactions, and no limit on repatriation of capital or profits from portfolio investments. There are also no registration requirements under anti-money laundering laws.

Regulations Relating to Anti-bribery or Corruption

Bribery and corruption of public officials in Taiwan are mainly regulated by the Anti-Corruption Act. The Anti-Corruption Act was promulgated by the Ministry of Justice and took effect on July 15, 1963. It was later amended on June 22, 2016 and became effective on July 1, 2016. The Anti-Corruption Act lists various behaviors that constitute bribery of public officials. Public officials who commit bribery may be punished by up to life imprisonment together with a fine of up to NTD 100 million. Any private individual who commits bribery of public officials may be punished by up to seven years of imprisonment together with a fine of up to NTD 3 million.

Hospitality accepted by a public official is only allowed under limited circumstances specified in the Integrity and Ethics Directions for Civil Servants. The value of gifts received by a public official cannot exceed NTD500. Gifts received due to visits to companies cannot exceed NTD 3,000. The total value of gifts received from the same source in one year cannot exceed NTD 10,000.

The Ethical Corporate Management Best Practice Principles were promulgated by the Taipei Exchange and became effective on September 3, 2010. The principles were amended and took effect on May 23, 2019. These principles are applicable to companies, their subsidiaries, any foundation to which the companies’ direct or indirect contribution of funds exceeds 50 percent of the total funds received, and other institutions or juridical persons which are substantially controlled by such companies. The purpose of the principles is to foster a corporate culture of ethical management and sound development and offer a reference framework for establishing good commercial practices.

Regulations Relating to employment relationships

The Employment Service Act was promulgated by the Ministry of Labor and became effective on May 8, 1992. It was amended and became effective on November 28, 2018. The Act is enacted to promote the employment of nationals with a view to enhance social and economic development.

Labor Standards Act was promulgated by the Ministry of Labor and became effective on July 30, 1984. It was amended and took effect on June 10, 2020. The Act is enacted to provide minimum standards for working conditions, protect workers’ rights and interests, strengthen employee-employer relationships and promote social and economic development.

Regulations Relating to Intellectual Property

Patents

The Patent Act was promulgated by the Ministry of Economic Affairs and took effect on May 29, 1944. It was amended and took effect on May 4, 2022. The Patent Act is formulated to encourage, protect and utilize the creations of invention, utility model and design in order to promote industrial development.

Trademarks

The Trademark Act was promulgated by the Ministry of Economic Affairs and became effective on May 6, 1930. Articles 68, 70, 95, 96 and 97 were amended on May 4, 2022, which shall take effect on the date designated by Executive Yuan. This Act is enacted for protection of the rights of trademark, certification mark, collective membership mark, collective trademark and the interests of consumers, maintenance of fair competition, and promotion of development of the industry and commerce.

Copyright

The Copyright Act was promulgated by the Ministry of Economic Affairs and took effect on May 14, 1928. It was amended and took effect on June 15, 2022. This Act is specifically enacted for the purposes of protecting the rights and interests of authors with respect to their works, balancing different interests for the common good of society, and promoting the development of national culture. Matters not provided for herein shall be governed by the provisions of other acts.

Trade Secrets

The Trade Secrets Act was promulgated by the Ministry of Economic Affairs and became effective on January 17, 1996. It was amended and took effect on January 15, 2020. This Act is enacted to protect trade secrets, maintain industrial ethics and order in competition, and balance societal and public interests. Matters not provided for in this Act shall be governed by other laws.

Regulations Relating to Data Protection

The Personal Data Protection Act was promulgated by the National Development Council on August 11, 1995 and became effective on January 17, 1996. It was amended on December 30, 2015, and became effective on March 15, 2016. The Personal Data Protection Act (hereinafter, the “PDPA”) is enacted to regulate the collection, processing and use of personal data so as to prevent harm on personality rights, and to facilitate the proper use of personal data.

Regulations on Taxation

The Income Tax Act was promulgated by the Ministry of Finance and became effective on February 17, 1943. It was amended on April 28, 2021 and became effective on July 1, 2021. Income tax is classified into consolidated income tax and profit-seeking enterprise income tax. For any individual having income from sources in the Republic of China, consolidated income tax shall be levied in accordance with this Act on his income derived from sources in the Republic of China.

The Tax Collection Act was promulgated by the Ministry of Finance and became effective on October 22, 1976. It was amended on December 17, 2021 and became effective on January 1, 2022. Collection of taxes shall be governed by this Act. Where a profit-seeking enterprise ceases to exist after a merger, the surviving or newly incorporated profit-seeking enterprise shall pay in full the taxes originally payable by the dissolved enterprise prior to the merger. Major taxes on corporations include:

Corporate income tax (“CIT”)

If the total taxable income of a profit-seeking enterprise is NTD120,000 or less, the profit-seeking enterprise is exempt from tax. If the total taxable income of a profit-seeking enterprise is more than NTD120,000 but not more than NTD 200,000, the income tax payable is computed based on the following formula: (Profit-NTD120,000) x 50%. As for a profit-seeking enterprise with the total taxable income of more than NTD200,000, the income tax rate shall be: Profit x 20%.

Profit retention tax

An additional profit retention tax of 5% is imposed on any current earnings of a corporation that remain undistributed by the end of the following year.

Regulations Relating to Bio Industry in Taiwan

Act for the Development of Biotech and Pharmaceutical Industry

In 2007, Act for the Development of Biotech and Pharmaceutical Industry (the “Statute”) was enacted in order to promote the development of the biotech and pharmaceutical industry in Taiwan so that it can bring about changes in the economic structure of the country.

By 2022, the scope of the Statute covers industries that deals in new drugs, new dosage forms, high-risk medical devices, regenerative medicine, precision medicine, digital medicine, innovative technology platforms dedicated to biotech and pharmaceutical industry and other strategic biotech and pharmaceutical products used by human beings, animals and plants.

The Statute permits biotech and new pharmaceutical companies to offset up to 30% of their expenses for personnel training and R&D against enterprise income tax over a period of five years. Up to five percent (5%) of the annual investment amount may be credited against the profit-seeking enterprise income tax payable by it in the then current year from the first year the biotech and pharmaceutical company has payable profit-seeking income tax; or up to three percent (3%) of the annual investment amount may be credited against the profit-seeking enterprise’s income tax payable in each of the three years from the first year the biotech and pharmaceutical company has payable profit-seeking income tax. In addition, based on Article 5, up to 25% of the research and development investment of the biotech companies that engage in research, development, and manufacturing may be deducted from the amount of profit-seeking enterprise income tax payable for each year within five years from the year in which the payable profit-seeking enterprise income tax is incurred with the annual deduction capped at 50% of the tax.

The Statute provides for tax incentives to high-level professionals and technology investors to participate in company operations and R&D (Art. 7), to elaborate, up to 20% of the price paid for the shares may be deducted from the payable profit-seeking enterprise income tax for each year within five years from the year a payable profit-seeking enterprise income tax is incurred with the annual deduction capped at 50% of the tax. Moreover, if the senior professional staff or technology investors of the biotech companies receive newly issued stock or stock options as a result of reward or due to technology invested as capital stock and have held shares or stock options, been employed, or provided technical services cumulatively for two years, they may choose to be taxed at the lower of the “transfer price” or the “current price or price at which the stock was acquired.”

Finally, researchers of schools and institutions who are the main technology providers of the start-up biotech companies are exempted from the prohibitions against business operation and part-time employment and the restrictions on shareholding percentage under Article 34 of the Act Governing the Appointment of Educators and Articles 13 and 14 of the Civil Servants Work Act.

Regulations in the PRC

Regulations Relating to Medical Devices in the PRC

Regulations Relating to Classification of Medical Devices

Pursuant to the Regulations on the Supervision and Administration of Medical Devices promulgated on January 4, 2000, effective on June 1, 2014, amended by the State Council on May 4, 2017 and now effective, and then amended on February 9, 2021 but not yet effective until June 1, 2021 (“Regulation on Supervision and Administration of Medical Devices”), the China Food and Drug Administration (“CFDA”) of the State Council shall be responsible for the national administration and supervision of medical devices of the PRC and its local counterparts take charge of the local administration and supervision of medical devices of the PRC.

Under this regulation, medical devices have been classified into three categories based on the degree of risk. Class I medical devices shall refer to those devices with low level of risks and whose safety and effectiveness can be ensured through routine administration. Class II medical devices shall refer to those devices with moderate risks that must be strictly controlled and regulated to ensure their safety and effectiveness. Class III medical devices shall refer to those devices with relatively high risks that must be strictly controlled and regulated through special measures to ensure their safety and effectiveness.

Currently, the products we are approved by NMPA to manufacture and sell are Class I medical device.

Registration and Filings of Medical Devices

Pursuant to the Regulations on the Supervision and Administration of Medical Devices (“the Supervision and Administration of Medical Devices”), which was amended and came into effect on May 4, 2017. Then it was amended on February 9, 2021 and came into effect on June 1, 2021, Class I medical devices are subject to filing administration, and Class II and Class III medical devices are subject to pre-approval registration administration. A registration certificate for Class II and Class III medical devices are issued upon approval, which is valid for five years and may be renewed six months prior to its expiration date. In addition, a registrant or record-filing party of medical devices may manufacture medical devices on its own or entrust enterprises that meet the provisions hereof and have corresponding conditions to manufacture medical devices. In the event of entrusted manufacture of medical devices, the registrant or record-filing party of medical devices shall be responsible for the quality of medical devices manufactured under entrustment, and strengthen management of the manufacturing activities of the entrusted manufacturers to ensure that they carry out manufacturing in accordance with statutory requirements. The registrant or record-filing party of medical devices shall enter into an entrustment agreement with the entrusted manufacturer to specify the rights, obligations and responsibilities of both parties. The entrusted manufacturer shall organize manufacture of medical devices in accordance with laws and regulations, GMP, compulsory standards, product technical requirements and the entrustment agreement, be responsible for the manufacturing activities and accept the supervision of the entrusting party.

Clinical trials are not required for the filing of the Class I medical devices, but necessary for the registration of Class II and Class III medical device with certain exceptions.

Among our products, A+Pre and AC-1000 are Class I medical devices and have passed NMPA registration review. A+CellScan, A+CellScan Chip, and A+SCDrop are Class II medical devices but do not need to conduct clinical trials. A+LCGuard is Class III medical device and is required to conduct clinical trials before completing the registration process. We have already started the registration process and plan to begin the clinical research in November 2025. Specifically, in June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of October 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of November 2025. Based on the results of clinical research, we plan to formulate a work plan for large-scale clinical trials and proceed with the clinical trial. We anticipate that we will obtain the required registration certificate by October 2027.

Production License for Medical Devices

Pursuant to the Regulation on the Supervision and Administration of Medical Devices promulgated on July 30, 2014 and came into effect on October 1, 2014, as amended in 2017 and came into effect on May 4, 2017 (amended on February 9, 2021, came into effect on June 1, 2021), and the Administrative Measures on the Production Supervision of Medical Devices promulgated on July 30, 2014 and came into effect on October 1, 2014, as amended in March 10, 2022 and came into effect on May 1, 2022, manufacturers engaged in the manufacturing of Class I medical devices are subject to production filing administration and receive production filing certificates upon satisfaction of filing requirements; while those engaged in the manufacturing of Class II and Class III medical devices are subject to pre-approval licensing administration and receive medical device production licenses upon receipt of approval for licensing. A medical device production license is valid for five years and may be renewed six months prior to its expiration date.

Before obtaining production licenses from local government authorities, our product must pass NMPA’s registration review. Among our products, A+Pre and AC-1000 and their corresponding chips have passed NMPA registration review, A+CellScan, A+CellScan Chip, and A+SCDrop are at the registration application stage, the four matching immunostaining kits are under NMPA registration review. A+LCGuard is required to conduct clinical trials before completing the registration process. We have already started the registration process and plan to begin clinical research in November 2025. Specifically, in June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of October 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of November 2025. Based on the results of clinical research, we plan to formulate a work plan for large-scale clinical trials and proceed with the clinical trial. We anticipate that we will obtain the required registration certificate by October 2027.

In addition, a manufacturer of medical devices shall satisfy the following conditions:

●	possessing production sites, environmental conditions, production equipment and professional technicians that are suitable for such medical device produced;

●	possessing organizations or professional examination staff and examination equipment that carry out quality examination for such medical device produced;

●	formulating a management system which ensures the quality of such medical device;

●	having capability of after-sale services that is suitable for such medical device produced; and

●	satisfying the requirements as prescribed in production R&D and production technique documents.

As of the date of this Report, we have obtained the license for the production of the Class I medical device.

Production and Quality Management of Medical Devices

Pursuant to the Administrative Measures on the Supervision of the Production of Medical Devices promulgated on December 29, 2014 and came into effect on March 1, 2015, as amended in March 10, 2022 and came into effect on May 1, 2022, and the Standards on Production and Quality Management of Medical Devices promulgated by the CFDA on December 29, 2014 and came into effect on March 1, 2015, an enterprise engaged in the production of medical devices shall establish and effectively maintain a quality control system in accordance to the requirements of the Standards on Production and Quality Management of Medical Devices. The enterprise engaged in the production of medical devices shall regularly conduct comprehensive self-inspection on the operation of quality management system and submit this report to the local food and drug supervision and administration authorities before the end of every year. The enterprise shall also establish its procurement control procedure and assess its suppliers by establishing an examination system to ensure the purchased products are in compliance with the statutory requirements. The enterprise shall apply risk management to the whole process of design and development, production, sales and after-sale services.

Pursuant to The Notice of Four Guidelines including On-site Inspection Guidelines for the standards on Production and Quality Management of Medical Devices promulgated by the CFDA on September 25, 2015 and came into effect on September 25, 2015, during the course of on-site verification of the registration of medical devices and on-site inspection of production license t(including change production license), the inspection team shall, in accordance with the guidelines, issue recommended conclusions for on-site inspections, which shall be divided into “Passed,” “Failed” and “Reassessment after rectification.” During the supervision and inspection, if it is found that the requirements of the key items or ordinary items that may have direct impact on product quality are not satisfied, the enterprise shall suspend production and go through rectification. If it is found that the requirements of the ordinary items are not satisfied, and it does not directly affect product quality, the enterprise shall rectify in a prescribed time. The regulatory authorities will examine and verify the recommended conclusions and on-site inspection materials submitted by the inspection group and issue the final inspection results.

Good Clinical Practice for Medical Devices

On March 24, 2022, the CFDA and the National Health and Family Planning Commission jointly promulgated the Good Clinical Practice for Medical Devices, which became effective as of May 1, 2022. The regulation includes full procedures of clinical trial of medical devices, including, among others, the protocol design, conduction, monitoring, verification, inspection, and data collection, recording, analysis and conclusion and reporting procedure of a clinical trial.

For conducting clinical trials of medical devices, an applicant shall organize to formulate scientific and reasonable clinical trial protocol based on the categories, risks and intended use of the medical devices for the clinical study. The applicant shall be responsible for organizing to develop and revise of the researcher’s manual, clinical trial protocol, informed consent form, case report form, relevant standard operating procedures and other relevant documents, and shall be responsible for organizing necessary trainings for the clinical trials. The applicant shall select the clinical trial institutions and its researchers from the qualified medical device clinical trial institutions according to the characteristics of the medical devices to be used in the clinical study.

As an applicant for clinical trials of medical devices, we are responsible for initiating, applying, organizing and monitoring such clinical trials, and shall be responsible for the authenticity and reliability of the clinical trials.

Operation License for Medical Device

Pursuant to the Supervision and Administration of Medical Devices, filing and licensing are not required for the operation of Class I medical devices. Operators engaged in the operation of Class II medical devices are subject to filing administration and will receive medical device operation filing certificate upon satisfaction of filing requirement, while operators engaged in the operation of Class III medical devices are subject to pre-approval licensing administration and will receive medical device operation license upon receipt of approval for licensing. A medical device operation license is valid for five years and may be renewed six months prior to its expiration date

To engage in business operations of medical devices, the following requirements shall be met:

●	Having a quality control institution or staff corresponding to the business scope and scale, and the staff shall have relevant education or professional titles certified by the state;

●	Having an operation and storage premises corresponding to the business scope and scale;

●	Having storage conditions corresponding to the business scope and scale; warehouses are not required if all storage is commissioned to other operators of medical devices;

●	Having a quality control system corresponding to the medical devices concerned; and

●	Possessing the capability of professional guidance, technical training and after-sale service corresponding to the medical devices it operates; or it has come into an agreement on technical support with a relevant institution.

An enterprise to be engaged in business operations of Category III medical devices shall also have a computerized information management system compliant with quality standards to ensure traceability of products. An enterprise to be engaged in business operations of Category I or Category II medical devices is encouraged to set up such a system.

Special Procedures for Examination and Approval of Innovative Medical Devices

On October 2017, the General Office of the CPC Central Committee and the General Office of the State Council issued the Opinions on Deepening the Reform of the Evaluation and Approval Systems and Encouraging Innovation on Drugs and Medical Devices, which aims to encourage the innovation for medical devices.

Pursuant to the Opinions, the priority review and approval will be applicable to innovative medical devices supported by the National Science and Technology Major Projects and the National Key R&D Program of China, and the clinical trials of which having been conducted by the National Clinical Research Center and approved by the management department of National Clinical Research Center. Pursuant to the Special Procedures for Examination and Approval of Innovative Medical Devices which were promulgated by the NMPA on November 2, 2018 and came into effect on December 1, 2018, special procedures shall be applicable to the examination and approval for medical devices in the following circumstances:

●	if the applicant legally owns the invention patent of the core technology of the product through its technological innovation activities in the PRC, or legally obtained the invention patent or the right of use thereof through transfer in the PRC, and that the interval between the date of application for the special examination and approval of innovative medical devices to the date of authorized publication should not exceed five years; or the patent administration department of the State Council has disclosed the application for the invention patent of the core technology and the Patent Search and Consultation Center of the National Intellectual Property Administration of the PRC has issued the patent search report setting out the novelty and innovation of the core technology solution of the product;

●	the applicant has developed the prototype product and completed the preliminary research under a true and controllable process that generated complete and traceable data; and

●	the product has major working mechanism or mechanism of action which is the first of its kind in the PRC, has fundamental improvement in product performance or safety compared with similar products, is of an internationally leading standard in terms of techniques and has significant clinical value. The Center for Medical Device Evaluation of the NMPA should give priority to the innovative medical devices in their technical review upon receiving the registration application, after which the NMPA will give priority to the product in their administrative approval.

Advertisements of Medical Devices

Pursuant to the Regulations on Tentative Measures for the Censorship of Advertisement for Drugs, Medical Devices, Dietary Supplements, Food Formula for Special Medical Purpose promulgated by SAMR on December 24, 2019 and came into effect on March 1, 2020, the State Administration for Market Regulation is responsible for organizing and guiding the review of advertisements for drugs, medical devices, health foods and formula foods for special medical purposes. The administrations for market regulation and drug administrations (hereinafter referred to as the “advertisement review authorities”) of all provinces, autonomous regions and centrally administered municipalities shall be responsible for the review of advertisements for drugs, medical devices, health food and formula food for special medical purposes, and may entrust other administrative authorities to implement review of advertisements pursuant to the law.

The validity period of the advertisement approval number for drugs, medical devices, health food and formula food for special medical purposes shall be consistent with the shortest validity period of the product registration certificate, filing certificate or production license. If no valid period is prescribed in the product registration certificate, filing certificate or production license, the valid period of the advertisement approval number shall be two years.

Advertisements for drugs, medical devices, health food and formula food for special medical purposes shall be true and legitimate and shall not contain any false or misleading contents. Advertisers shall be responsible for the veracity and legitimacy of the contents of advertisements for drugs, medical devices, health food and formula food for special medical purposes.

National Medical Insurance Program

The National Medical Insurance Program (NMIP) was adopted pursuant to the Decision of the State Council on the Establishment of the Urban Employee Basic Medical Insurance Program issued by the State Council on December 14, 1998, under which all employers in urban cities are required to enroll their employees in the Urban Employee Basic Medical Insurance Program and the insurance premium is jointly contributed by the employers and employees. Pursuant to the Opinions on the Establishment of the New Rural Cooperative Medical System forwarded by the General Office of the State Council on January 16, 2003, China launched the New Rural Cooperative Medical System to provide medical insurance for rural residents in selected areas which has since spread to the whole nation. The State Council promulgated the Guiding Opinions of the State Council about the Pilot Urban Resident Basic Medical Insurance on July 10, 2007, under which urban residents of the pilot district, rather than urban employees, may voluntarily join Urban Resident Basic Medical Insurance. In 2015, the PRC government announced the Outline for the Planning of the National Medical and Health Service System (2015-2020) which aims to establish a basic medical and health care system that covers both rural and urban citizens by 2020. On January 3, 2016, the State Council issued the Opinions on Integrating the Basic Medical Insurance Systems for Urban and Rural Residents to integrate the Urban Resident Basic Medical Insurance and the New Rural Cooperative Medical System and the establishment of a unified Basic Medical Insurance for Urban and Rural Residents, which will cover all urban and rural non-working residents expect for rural migrant workers and persons in flexible employment arrangements who participate in the basic medical insurance for urban employees. The National Healthcare Security Administration (NHSA) is the responsible agency that makes the final determination on whether a product may be covered by the NMIP.

With regard to reimbursement for medical devices and diagnostic tests, the Notice of Opinion on the Diagnosis and Treatment Management, Scope and Payment Standards of Medical Service Facilities Covered by the National Urban Employees Basic Medical Insurance Scheme (Lao She Bu Fa [1999] No. 22) prescribes the coverage of diagnostic and treatment devices and diagnostic tests where part of the fees is paid through the basic medical insurance scheme. It also includes a negative list that precludes certain devices and medical services from governmental reimbursement, which includes (i) examination and treatment items by applying large medical devices such as positron emission tomography (PET), electron beam CT, ophthalmic excimer laser therapy instruments, etc.; (ii) rehabilitation appliances such as spectacles, artificial dentures, artificial eyes, artificial limbs and hearing aids, etc.; (iii) medical devices for health care, massage, physical examination and treatment for own use; and (iv) disposable materials for medical use that cannot be charged separately as stipulated by price authorities of all provinces. Detailed reimbursement coverage and rate for medical devices and medical services (including diagnostic tests and kits) are subject to each province’s local policies.

Therefore, every covered individual is eligible to request reimbursement from the NMIP for medical expenses, but the reimbursement rate and coverage are determined on a case-by-case basis. Based on our understanding of applicable PRC laws and regulations, the reimbursement rate and coverage for certain products are different for each individual and are subject to the following factors:

●	Whether the product is covered by the NMIP or whether the product is part of a procedure or service that is covered by the NMIP. If not covered, the NMIP may deny the request for reimbursement or reduce the reimbursement rate and coverage;

●	The region and status of individuals seeking reimbursement. NMIP varies in different regions and types, leading to different reimbursement ratios. For instance, the basic medical insurance for urban employees generally covers around 50% to 80% of basic medical expenses, while the rural resident medical insurance typically covers around 60% to 80%;

●	Hospital level. The reimbursement ratio of NMIP is related to the level and grade of hospitals performing services. For example, a level 3 hospital’s service is generally more expensive than primary healthcare institutions, and the reimbursement ratio for level 3 hospitals is lower than for primary healthcare institutions. Typically, an individual who received services from a primary care provider can get a relatively high reimbursement rate and coverage for medical expenses;

●	Individual payment status. The reimbursement ratio of NMIP is also related to the individual payment status. If an individual contributes more and for a longer period of time, the reimbursement ratio will correspondingly increase; and

●	Special diseases or major illnesses. For certain special diseases or major illnesses, the reimbursement ratio of medical insurance may be correspondingly increased, or special medical subsidies or assistance may be provided to alleviate the financial burden on patients by NHSA.

As of the date of this Report, our products are not covered by any national or provincial medical insurance programs. Currently, A+LCGuard is the only product we are applying for NMIP coverage. There is no fixed timeline to get a product covered by NMIP, as the application process involves multiple procedures and interactions with NHSA that are beyond the applicant’s control. To our knowledge, the application process may take one to two years to complete. Currently, A+LCGuard is the only product we are applying for NMIP coverage. Although we strive to make our products covered by the NMIP in the future, there is no guarantee that the NHSA will approve our applications.

Export Registration

Pursuant to Administrative Measures on the Supervision of the Production of Medical Devices promulgated on December 29, 2014 and came into effect on March 1, 2015, as amended in March 10, 2022 and came into effect on May 1, 2022, in accordance with the spirit of the Notice of Guo Ban Fa [94] No. 66 of the State Council, conducts inspections of safety and legality of the exported products manufactured by domestic enterprises, grants legitimate production license in China (if these products are sold within Chinese territory) and files the relevant product information by its branches at the level of a districted city for recordation. In accordance with international practice, the quality of exported medical devices is mainly supervised by the importing countries. However, some importing countries/regions may require exporting enterprises to provide Medical Device Product Export Sales Certificates issued by the CFDA. Pursuant to Announcement on Issuing the Provisions on the Administration of Medical Device Product Export Sales Certificates, promulgated by the CFDA and effective on September 1, 2015, such exporting enterprises may apply to the provincial departments of the CFDA at the places where enterprises are located for Medical Device Product Export Sales Certificates.

The premise of obtaining Medical Device Product Export Sales Certificates is that the relevant production enterprises have obtained medical device product registration certificates and production licenses or have undergone the formalities for recordation and production recordation of medical device products in China. The valid period of Medical Device Product Export Sales Certificates, except being specified for one time use, shall not expire after the earliest deadline of any certificate among various certificates submitted by the enterprise amid the application materials, and shall be no longer than two years. Where the relevant materials submitted by an enterprise change, the enterprise shall report to the certificate issuing department in a timely manner. Where the relevant materials change, or the Medical Device Product Export Sales Certificate still needs to be used after its expiration, the enterprise shall apply for a new Medical Device Product Export Sales Certificate. Where the CFDA find that any relevant enterprises fail to meet the requirements of relevant regulations on production, they shall downgrade the credit ratings of such enterprises to lower levels; or, when any enterprises are considered failing to meet the requirements for issuance of certificates anymore, or the relevant materials submitted by the enterprises change, the provincial CFDA departments shall notify the relevant information in a timely manner.

Regulations Relating to M&A Rules and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

According to the Anti-Monopoly Law which took effect as of August 1, 2008, where the concentration of business operators reaches the filing thresholds stipulated by the State Council, business operators shall file a declaration with the SAMR, and no concentration shall be implemented until the SAMR clears the anti-monopoly filing. Pursuant to the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors and the Security Review Rules issued by the General Office of the State Council on February 3, 2011 and became effective on March 3, 2011, mergers and acquisitions by foreign investors that raise “national defense and security” concerns, and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns, are subject to strict review by the PRC government authorities. On August 25, 2011, the MOFCOM issued the Provisions of the Ministry of Commerce for the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which provides that if a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review specified in the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, the foreign investor shall file an application with MOFCOM for security review. Whether a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review or not shall be determined based on the substance and actual influence of the merger or acquisition transaction. No foreign investor is allowed to substantially avoid the security review in any way, including but not limited to, holding shares on behalf of others, trust arrangements, multi-level reinvestment, leasing, loans, contractual control, or overseas transactions.

On February 17, 2023, the CSRC released Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) which came into effect on March 31, 2023. Pursuant to Trial Measures, a PRC domestic company that seeks to offer and list securities in overseas markets, either in direct or indirect overseas offering, shall fulfil the filing procedure with the CSRC per requirement of the Trial Measures, submit relevant materials that contain a filing report and a legal opinion, and provide truthful, accurate and complete information on the shareholder and etc. Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by a joint-stock company incorporated domestically. Any overseas offering and listing made by an issuer that meets both the following conditions will be determined as indirect offering and listing in overseas market and, therefore, be subject to filing requirement: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in the Mainland China, or its main places of business are located in the Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in the Mainland China. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on substance over form basis. In addition, initial public offerings or listings in overseas markets or subsequent securities offerings and listing of an issuer in overseas market other than where it has offered and listed shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after such offering is completed. A PRC domestic company that seeks to directly or indirectly list its domestic assets in overseas markets through single or multiple acquisitions, share swaps, transfers of shares or other means, shall also fulfil the filing procedure as prescribed above. Furthermore, upon the occurrence of any of the material events specified below after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report thereof to CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other relevant competent authorities; (iii) change of listing status or transfer of listing segment; (iv) voluntary or mandatory delisting. Where an issuer’s main business undergoes material changes after overseas offering and listing, and is therefore beyond the scope of business stated in the filing documents, such issuer shall submit to the CSRC an ad hoc report and a relevant legal opinion issued by a domestic law firm within 3 working days after occurrence of the changes. However, the PRC Companies already listed overseas before effectiveness of Trial Measures are not required to submit any records with the CSRC until they have successive refinancing demand or other filing requirement. A six-month transition will be given to PRC domestic enterprises that have obtained the approval of overseas regulatory bodies or exchanges since implementation date of the Trial Measure but have not completed the overseas listing. If they fail to complete the overseas listing within six months, they should file records with CSRC according to the requirements. The Trial Measure further stipulate that CSRC may order rectification, issue warnings, and impose a fine between RMB1 million and RMB10 million if an applicant fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Trial Measure.

On February 24, 2023, the CSRC, together with other PRC government authorities, released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Administration Provisions”), which came into effect on March 31, 2023. The Confidentiality and Archives Administration Provisions require, among others, that PRC domestic enterprises seeking to offer and list securities in overseas markets, either directly or indirectly, shall establish the confidentiality and archives system, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of PRC government agencies to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting files or copies of important preservation value to the state and society shall be subject to corresponding procedures in accordance with relevant laws and regulations.

Regulations Relating to Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Industry Guidelines of Encouraged Foreign Investment, or the Industry Guidelines, effective on January 27, 2021, and the Special Administrative Measures for Entrance of Foreign Investment (Negative List), or the Negative List, most recently amended on April 8, 2024 and effective on September 6, 2024, and together with the PRC Foreign Investment Law, which took effect on January 1, 2020, and its respective implementation rules and ancillary regulations. The Industry Guidelines and the Negative List lay out the basic framework for foreign investments in China, classifying businesses into three categories with regard to foreign investments: “encouraged”, “restricted” and “prohibited”. Industries not listed in the Industry Guidelines or the Negative List are generally deemed as falling into a fourth category “permitted” unless specifically restricted by other PRC laws. The Negative List specifies that Investment in Internet news service, Internet publishing service, Internet audio-visual program service, cyber culture operation (except for music) and Internet information dissemination service (except for contents opened up in China’s WTO commitments) shall be prohibited.

According to the PRC Foreign Investment Law, foreign investments shall enjoy pre-entry national treatment, except for those foreign-invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list.” While foreign investors shall refrain from investing in any of the foreign “prohibited” industries, foreign-invested entities operating in foreign “restricted” industries shall require market entry clearance and other approvals from relevant PRC governmental authorities. Furthermore, the PRC Foreign Investment Law provides that foreign-invested enterprises that have been established before the implementation of PRC Foreign Investment Law according to the then existing laws regulating foreign investments may maintain their structure and corporate governance within five years after the implementation of the PRC Foreign Investment Law.

On December 19, 2020, MOFCOM and NDRC released the Measures for the Security Review of Foreign Investments, which took effect on January 18, 2021. For foreign investments within the following scope, foreign investors or the relevant parties in China (hereinafter referred to collectively as the “parties concerned”) shall take the initiative to declare to the office of the working mechanism prior to implementation of the investments:…(II) investments in important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and Internet products and services, important financial services, key technologies and other important fields relating to national security, and obtaining the actual controlling stake in the investee enterprise. Prior to a decision made by the office of the working mechanism, the parties concerned shall not make the investment. The parties concerned shall not make the investment unless the office of the working mechanism decides that security review is not required. Where the declared foreign investment affects national security, a decision on prohibiting the investment shall be made. Foreign-invested entities of the group have businesses that conduct Internet services, but not related to national security within the scope of the regulations above.

On December 26, 2019, the State Council promulgated the Regulations for Implementing the PRC Foreign Investment Law, which took effect on January 1, 2020. The implementation regulations further clarified that the State encourages and promotes foreign investments, protects the lawful rights and interests of foreign investors, regulates foreign investment administration, continues to optimize foreign investment environment, and advances a higher-level opening.

On December 30, 2019, MOFCOM and SAMR jointly promulgated the Measures for Information Reporting on Foreign Investment, which became effective on January 1, 2020. Pursuant to the Measures for Information Reporting on Foreign Investment, where a foreign investor carries out investment activities in China directly or indirectly, the foreign investor or the foreign-invested enterprise shall submit the investment information to the competent commerce department.

Regulations relating to Anti-Monopoly and Competition

On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-Monopoly Compliance Guideline for Business Operators, which requires business operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks.

On August 17, 2021, the State Administration for Market Regulation, or the SAMR, issued a discussion draft of Provisions on the Prohibition of Unfair Competition on the Internet, under which business operators should not use data or algorithms to hijack traffic or influence users’ choices, or use technical means to illegally capture or use other business operators’ data. Furthermore, business operators are not allowed to (i) fabricate or spread misleading information to damage the reputation of competitors, or (ii) employ marketing practices such as fake reviews or use coupons or “red envelopes” to entice positive ratings.

On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances where an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competitions, or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition. The draft also proposes that the relevant authority shall investigate a transaction where there is any evidence that the concentration has or may have the effect of eliminating or restricting competitions, even if such concentration does not reach the filing threshold.

Regulations Relating to Cybersecurity and Privacy Protection

The PRC Constitution states that PRC law protects the freedom and privacy of communications of citizens and prohibits infringement of these rights. In recent years, PRC government authorities have enacted legislation on the Internet use to protect personal information from any unauthorized disclosure. Under the Several Provisions on Regulating the Market Order of Internet Information Services which was promulgated by MIIT on December 29, 2011, an Internet content service operator may not collect any user personal information or provide any such information to third parties without the consent of a user, unless otherwise stipulated by laws and administrative regulations. An Internet content service operator must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An Internet content service operator is also required to properly keep the user personal information, and in case of any leak or likely leak of the user personal information, the Internet content service operator must take immediate remedial measures and, in severe circumstances, to make an immediate report to the telecommunication regulatory authority.

In addition, the Decision on Strengthening Network Information Protection, which was promulgated by the Standing Committee of NPC on December 28, 2012, provides that electronic information that is able to identify personal identities of citizens or is concerned with personal privacy of citizens is protected by law and shall not be unlawfully obtained or provided. Internet content service operators collecting or using personal electronic information of citizens shall specify purposes, manners and scopes of information collection and use, obtain the consent of citizens concerned, and strictly keep confidential personal information collected. Internet content service operators are prohibited from disclosing, tampering with, damaging, selling or illegally providing others with personal information collected. Technical and other measures are required to be taken by Internet content service operators to prevent personal information collected from unauthorized disclosure, damage or being lost. Internet content service operators are subject to legal liability, including warnings, fines, confiscation of illegal gains, revocation of licenses or filings, closing of websites concerned, public security administration punishment, criminal liabilities, or civil liabilities, if they violate relevant provisions on Internet privacy.

Pursuant to the Order for the Protection of Telecommunication and Internet User Personal Information which was promulgated by MIIT on July 16, 2013, any collection and use of users’ personal information must be subject to the consent of the users, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scopes. Pursuant to the Ninth Amendment to the Criminal Law which was issued by the Standing Committee of NPC on August 29, 2015 and became effective on November 1, 2015, any Internet service provider that fails to fulfil obligations to manage information and network security as required by applicable laws and refuses to rectify upon orders from government authorities, will be subject to the criminal penalty if such failure (i) causes dissemination of illegal information in large scale; (ii) causes user information leaks resulting in severe consequences; (iii) causes serious loss of evidence to criminal investigations; or (iv) implicates other severe circumstances. Moreover, any individual or entity that (i) sells or provides personal information to others in violation of applicable laws, or (ii) steals or illegally obtains any personal information, in either case implicating severe circumstances, will be subject to the criminal penalty. The PRC government, however, has the power and authority to order Internet content service operators to turn over personal information if an Internet user posts any prohibited content or engages in illegal activities on the Internet.

To further regulate cybersecurity and privacy protection, the PRC Cybersecurity Law which was promulgated by the Standing Committee of NPC on November 7, 2016 and took effect on June 1, 2017, provides that: subject to certain exceptions, (i) to collect and use personal information, network operators must follow the principles of legitimacy, rightfulness, and necessity, disclose their rules of data collection and use, clearly express the purposes, means, and scope of collecting and using the information, and obtain the consent of the persons whose data is gathered; (ii) network operators can neither gather personal information unrelated to the services they provide, nor gather or use personal information in violation of the provisions of laws and administrative regulations or the scopes of consent given by the persons whose data is gathered, and must dispose of personal information they have saved in accordance with the provisions of laws and administrative regulations and agreements reached with users; (iii) network operators cannot divulge, tamper with, or damage the personal information they have collected, and cannot provide the personal information to others without the consent of persons whose data is collected. According to the PRC Cybersecurity Law, personal information refers to all kinds of information that are recorded electronically or that can otherwise be used to independently identify or be combined with other information to identify natural persons’ personal information, including but not limited to natural persons’ names, dates of birth, identification numbers, biologically identified personal information, addresses, and telephone numbers. Any Internet information services provider that violates these privacy protection requirements under the PRC Cybersecurity Law and related laws and regulations may be ordered to turn in illegal gains generated from unlawful operations and pay a fine of no less than one but no more than ten times of the illegal gains and may be ordered to cease the relevant business operations when the violation is serious.

On June 28, 2016, the CAC issued the Administrative Provisions on Mobile Internet Applications Information Services, which became effective on August 1, 2016, to further strengthen the regulation of the mobile app information services. Pursuant to these provisions, owners or operators of mobile apps that provide information services are required to be responsible for information security management, establish and improve the protective mechanism for user information, observe the principles of legality, rightfulness and necessity, and expressly state the purpose, method and scope of, and obtain user consent to, the collection and use of users’ personal information.

On May 8, 2017, the Supreme People’s Court and the Supreme People’s Procuratorate issued the Interpretations of the Supreme People’s Court and the Supreme People’s Procuratorate on Several Issues Concerning the Application of Law in the Handling of Criminal Cases Involving Infringement of Citizens’ Personal Information, or the Personal Information Interpretations, which became effective on June 1, 2017. The Personal Information Interpretations provides more practical conviction and sentencing criteria for the infringement of citizens’ personal information.

On January 23, 2019, the PRC Office of the Central Cyberspace Affairs Commission and other three authorities jointly issued the Circular on the Special Campaign of Correcting Unlawful Collection and Usage of Personal Information via Apps. Pursuant to this circular, (i) app operators are prohibited from collecting any personal information irrelevant to their services; (ii) information collection and usage policy should be presented in a simple and clear way, and such policy should be consented by the users voluntarily, and; (iii) authorization from users should not be obtained by coercing users with default or bundling clauses or making consent a condition of service. App operators violating these rules can be ordered by authorities to correct their noncompliance within a given period of time, be publicly reported, or ordered to quit its operation or cancel its business license or operational permits.

On April 10, 2019, the Ministry of Public Security promulgated the Guidelines for Internet Personal Information Security Protection, which establishes the management mechanism, security technical measures and business workflows for personal information security protection. On August 22, 2019, the CAC promulgated the Provisions on the Cyber Protection of Children’s Personal Information which requires, among others, that network operators who collect, store, use, transfer and disclose personal information of children under the age of 14 shall establish special rules and user agreements for the protection of children’s personal information, inform the children’s guardians in a noticeable and clear manner, and shall obtain the consent of the children’s guardians.

On November 28, 2019, the CAC, MIIT, the Ministry of Public Security and SAMR jointly promulgated the Measures for the Determination of the Collection and Use of Personal Information by Apps in Violation of Laws and Regulations, which provides guidance for the regulatory authorities to identify the illegal collection and use of personal information through mobile apps, and for the app operators to conduct self-examination and self-correction and social supervision by citizens.

On May 28, 2020, the NPC approved the Civil Code of the PRC or the Civil Code, which came into effect on January 1, 2021. Pursuant to the Civil Code, the personal information of a natural person shall be protected by the law. Any organization or individual that needs to obtain personal information of others shall obtain such information legally and ensure the safety of such information, and shall not illegally collect, use, process or transmit personal information of others, or illegally purchase or sell, provide or make public personal information of others. Furthermore, information processors shall not divulge or tamper with personal information collected or stored by them; without the consent of a natural person, information processors shall not illegally provide personal information of such person to others, except for information that has been processed so that specific persons cannot be identified and that cannot be restored. In addition, an information processor shall take technical measures and other necessary measures to ensure the security of the personal information that is collected and stored and to prevent the information from being divulged, tampered with or lost; where personal information has been or may be divulged, tampered with or lost, the information processor shall take remedial measures in a timely manner, inform the natural person concerned in accordance with the provisions and report the case to the relevant competent department.

On August 20, 2021, the SCNPC adopted the Personal Information Security Law, which took effect on November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On November 14, 2021, the CAC published the Regulations of Internet Data Security Management (Draft for Comments), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. Specifically, the draft regulations require data processors to, among others, (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. In addition, the draft regulations require data processors handling important data or the data processors to be listed overseas to complete an annual data security assessment and file a data security assessment report to applicable regulators. Such annual assessment, as required by the draft regulations, would encompass areas including, but not limited to, the status of important data processing, data security risks identified and the measures adopted, the effectiveness of data protection measures, the implementation of national data security laws and regulations, data security incidents that occurred and their handling, and a security assessment with respect to sharing and provision of important data overseas. As of the date of this Report, the draft regulations have been released for public comment only and have not been formally adopted. The final provisions and the timeline for its adoption are subject to changes and uncertainties.

Currently, our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of foreign investment restricted industry.

Regulations Relating to Intellectual Property Rights

Patent

Patents in the PRC are principally protected under the Patent Law of the PRC. The duration of a patent right is either 10 years or 15 year or 20 years from the date of application, depending on the type of patent right. The Patent Law of the PRC and its implementation rules provide for three types of patents, namely, “invention”, “utility model” and “design”. Invention patents are valid for twenty years, utility model patents are valid for fifteen years, while design patents are valid for ten years, from the date of application. The Chinese patent system adopts a “first-to-file” principle, which means that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. A third party must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights.

Copyright

Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, promulgated in September 1990, implemented in June 1991, amended in October 2001, February 2010 and November 2020, and effective on June 1, 2021 the term of protection for copyrighted software is 50 years. The Regulation on the Protection of the Right to Communicate Works to the Public over Information Networks, as most recently amended on January 30, 2013, provides specific rules on fair use, statutory license, and a safe harbor for use of copyrights and copyright management technology and specifies the liabilities of various entities for violations, including copyright holders, libraries and Internet service providers.

Trademark

Registered Trademarks are protected by the PRC Trademark Law which was adopted by the Standing Committee of NPC on August 23, 1982 and most recently amended on April 23, 2019 as well as the Implementation Regulation of the PRC Trademark Law which was adopted by the State Council on August 3, 2002 and amended on April 29, 2014. The Trademark Office of the National Intellectual Property Administration under SAMR handles trademark registrations and grants a term of ten years to registered trademarks which may be renewed for consecutive ten-year periods upon request by the trademark owner. For licensed use of a registered trademark, the licensor shall file record of the licensing of the said trademark with the Trademark Office, otherwise it may not defend against a bona fide third party. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Under PRC law, any of the following acts will be deemed as an infringement to the exclusive right to use a registered trademark: (i) use of a trademark that is the same as or similar to a registered trademark for identical or similar goods without the permission of the trademark registrant; (ii) sale of any goods that have infringed the exclusive right to use any registered trademark; (iii) counterfeit or unauthorized production of the label of another’s registered trademark, or sale of any such label that is counterfeited or produced without authorization; (iv) change of any trademark of a registrant without the registrant’s consent, and selling goods bearing such replaced trademark on the market; or (v) other acts that have caused any other damage to another’s exclusive right to use a registered trademark.

According to the PRC Trademark Law, in the event of any of the foregoing acts, the infringing party will be ordered to stop the infringement immediately and may be imposed a fine; the counterfeit goods will be confiscated. The infringing party may also be held liable for the right holder’s damages, which will be equal to the losses suffered by the right holder as a result of the infringement, including reasonable expenses incurred by the right holder for stopping the infringement, or the gains obtained by the infringing party if the losses are difficult to be ascertained. If both gains and losses are difficult to be ascertained, the damages may be determined by referring to the amount of royalties for the license of such trademarks, which will be one to five times of the royalties in the case of any serious infringement with malicious intent. If the gains, losses and royalties are all difficult to be ascertained, the court may render a judgment awarding damages no more than RMB5 million. Notwithstanding the above, if a distributor does not know that the goods it sells infringe another’s registered trademark, it will not be liable for infringement provided that the seller shall prove that the goods are lawfully obtained and identify its supplier.

Domain Name

Domain names are protected under the Administrative Measures on Internet Domain Names promulgated by the MIIT on August 24, 2017 and effective as of November 1, 2017. Domain name registrations are handled through domain name service agencies established under the relevant regulations, and applicants become domain name holders upon successful registration.

Regulations on Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended on August 5, 2008. Under PRC foreign exchange regulations, payments of current account items, such as profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital account items, such as direct investments, repayment of foreign currency-denominated loans, repatriation of investments and investments in securities outside of China.

On November 19, 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular 59, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds derived by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign stockholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In 2013, SAFE specified that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC must be conducted by way of registration and banks must process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Notice 13. Instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals may apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, may directly review the applications and conduct the registration.

In March 2015, SAFE promulgated the Circular of the SAFE on Reforming the Management Approach regarding the Settlement of Foreign Capital of Foreign-invested Enterprise, or Circular 19, which expands a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises nationwide. Circular 19 replaced both the Circular of the SAFE on Issues Relating to the Improvement of Business Operations with Respect to the Administration of Foreign Exchange Capital Payment and Settlement of Foreign-invested Enterprises, or Circular 142, and the Circular of the SAFE on Issues concerning the Pilot Reform of the Administrative Approach Regarding the Settlement of the Foreign Exchange Capitals of Foreign-invested Enterprises in Certain Areas, or Circular 36. Circular 19 allows all foreign-invested enterprises established in the PRC to settle their foreign exchange capital on a discretionary basis according to the actual needs of their business operation, provides the procedures for foreign invested companies to use RMB converted from foreign currency-denominated capital for equity investments and removes certain other restrictions that had been provided in Circular 142. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB funds converted from their foreign exchange capital for expenditure beyond their business scope and providing entrusted loans or repaying loans between non-financial enterprises. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective June 2016, which reiterates some of the rules set forth in Circular 19. Circular 16 provides that discretionary foreign exchange settlement applies to foreign exchange capital, foreign debt offering proceeds and remitted foreign listing proceeds, and the corresponding RMB capital converted from foreign exchange may be used to extend loans to related parties or repay inter-company loans (including advances by third parties). However, there are substantial uncertainties with respect to Circular 16’s interpretation and implementation in practice. Circular 19 or Circular 16 may delay or limit us from using the proceeds of offshore offerings to make additional capital contributions to our Shanghai subsidiary and any violations of these circulars could result in severe monetary or other penalties.

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profits from domestic entities to offshore entities, including (i) banks must check whether the transaction is genuine by reviewing board resolutions regarding profit distribution, original copies of tax filing records and audited financial statements, and (ii) domestic entities must retain income to account for previous years’ losses before remitting any profits. Moreover, pursuant to Circular 3, domestic entities must explain in detail the sources of capital and how the capital will be used, and provide board resolutions, contracts and other proof as a part of the registration procedure for outbound investment.

On October 23, 2019, SAFE issued Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or the Circular 28, which took effect on the same day. Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective special entry management measures for foreign investment (negative list) and the target investment projects are genuine and in compliance with laws.

Regulation on Foreign Debt

A loan made by a foreign entity as direct or indirect shareholder in a FIE is considered to be foreign debt in China and is regulated by various laws and regulations, including the Regulation of the People’s Republic of China on Foreign Exchange Administration, the Interim Provisions on the Management of Foreign Debts, the Statistical Monitoring of Foreign Debts Tentative Provisions, the Detailed Rules for the Implementation of Provisional Regulations on Statistics and Supervision of External Debt, and the Administrative Measures for Registration of Foreign Debts. Under these rules and regulations, a shareholder loan in the form of foreign debt made to a PRC entity does not require the prior approval of SAFE. However, such foreign debt must be registered with and recorded by SAFE or its local branches within fifteen (15) business days after entering into the foreign debt contract. Pursuant to these rules and regulations, the maximum amount of the aggregate of (i) the outstanding balance of foreign debts with a term not longer than one year, and (ii) the accumulated amount of foreign debts with a term longer than one year, of a FIE shall not exceed the difference between its registered total investment and its registered capital, or Total Investment and Registered Capital Balance.

On January 12, 2017, the People’s Bank of China, or PBOC, promulgated the Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing, or PBOC Circular 9, which sets forth an upper limit for PRC entities, including FIEs and domestic enterprises, regarding their foreign debts. Pursuant to PBOC Circular 9, the outstanding cross-border financing of an enterprise (the outstanding balance drawn, here and below) shall be calculated using a risk-weighted approach, or Risk-Weighted Approach, and shall not exceed the specified upper limit, namely: risk-weighted outstanding cross-border financing £ the upper limit of risk-weighted outstanding cross-border financing. Risk-weighted outstanding cross-border financing =∑ outstanding amount of RMB and foreign currency denominated cross-border financing * maturity risk conversion factor * type risk conversion factor +∑ outstanding foreign currency denominated cross-border financing * exchange rate risk conversion factor. Maturity risk conversion factor shall be 1 for medium- and long-term cross-border financing with a term of more than one year and 1.5 for short-term cross-border financing with a term of one year or less than one year. Type risk conversion factor shall be 1 for on-balance-sheet financing and 1 for off-balance-sheet financing (contingent liabilities) for the time being. Exchange rate risk conversion factor shall be 0.5. The PBOC Circular 9 further provides that the upper limit of risk-weighted outstanding cross-border financing for enterprises, or Net Asset Limits, shall be 200% of its net assets. The PBOC Circular 9 does not supersede the Interim Provisions on the Management of Foreign Debts, but rather serves as a supplement to it. PBOC Circular 9 provided for a one-year transitional period, or the Transitional Period, from its promulgation date for FIEs, during which period FIEs could choose to calculate their maximum amount of foreign debt based on either (i) the Total Investment and Registered Capital Balance, or (ii) the Risk-Weighted Approach and the Net Asset Limits. Under the PBOC Circular 9, after the Transitional Period ends on January 11, 2018, the PBOC and SAFE will determine the cross-border financing administration mechanism for the foreign-invested enterprises after evaluating the overall implementation of PBOC Circular 9. In addition, according to PBOC Circular 9, a foreign loan must be filed with SAFE through the online filing system of SAFE after the loan agreement is signed and at least three business days prior to the borrower withdraws any amount from such foreign loan.

Regulations Relating to Dividend Distributions

According to the PRC Company Law and Foreign Investment Law, each of our Shanghai subsidiary, as a foreign invested enterprise, or FIE, is required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, under the EIT Law, which became effective in January 2008, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the EIT Law issued by the State Council. However, a lower withholding tax rate might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as tax rate of 5% in the case of Hong Kong companies that holds at least 25% of the equity interests in the foreign-invested enterprise, and certain requirements specified by PRC tax authorities are satisfied.

Regulations Relating to Employment, Social Insurance and housing fund

The Labor Law and The Labor Contract Law provide requirements concerning employment contracts between an employer and its employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. All employers must comply with local minimum wage standards. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations, which significantly affects the cost of reducing workforce for employers. In addition, if an employer intends to enforce a non-compete provision with an employee in an employment contract or non-competition agreement, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract. Employers in most cases are also required to provide a severance payment to their employees after their employment relationship are terminated. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. According to the Social Insurance Law, an employer that fails to make social insurance contributions may be ordered to pay the required contributions within a stipulated deadline and be subject to a late fee. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times the amount overdue. According to the Regulations on Management of Housing Fund, an enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline; otherwise, an application may be made to a local court for compulsory enforcement.

Regulations on Taxes

Enterprise Income Tax

Under the Enterprise Income Tax Law of the PRC, or the EIT Law, which became effective on January 1, 2008 and was subsequently amended on February 24, 2017 and December 29, 2018, and its implementing rules, enterprises are classified as resident enterprises and non-resident enterprises. PRC resident enterprises typically pay an enterprise income tax at the rate of 25% while non-PRC resident enterprises without any branches in the PRC should pay an enterprise income tax in connection with their income from the PRC at the tax rate of 10%. An enterprise established outside of the PRC with its “de facto management bodies” located within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define a de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Enterprises qualified as “High and New Technology Enterprises” are entitled to a 15% enterprise income tax rate rather than the 25% uniform statutory tax rate. The preferential tax treatment continues as long as an enterprise can retain its “High and New Technology Enterprise” status.

The EIT Law and the implementation rules provide that an income tax rate of 10% should normally be applicable to dividends payable to investors that are “non-resident enterprises,” and gains derived by such investors, which (a) do not have an establishment or place of business in the PRC or (b) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends and gains are derived from sources within the PRC. Such income tax on the dividends may be reduced pursuant to a tax treaty between China and other jurisdictions. Pursuant to the Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation on Income, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5% upon receiving approval from in-charge tax authority. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the SAT, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Announcement on Relevant Issues Concerning the “Beneficial Owners” in Tax Treaties issued on February 3, 2018 by the SAT and effective from April 1, 2018, which replaces the Notice on the Interpretation and Recognition of Beneficial Owners in Tax Treaties and the Announcement on the Recognition of Beneficial Owners in Tax Treaties by the SAT, comprehensive analysis based on the stipulated factor therein and actual circumstances shall be adopted when recognizing the “beneficial owner” and agents and designated wire beneficiaries are specifically excluded from being recognized as “beneficial owners.”

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”), [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. On April 9, 2021, MOF and SAT issued [2021] No.12 which provides an enterprise income tax rate of 2.5% on a small-scale and low-profit enterprises whose annual taxable income less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13, issued on May 29, 2023, also provides an enterprise income tax rate of 5% on a small-scale and low-profit enterprises whose annual taxable income more than RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s Shanghai subsidiary met the criteria of small-scale and low-profit enterprises.

Value-added Tax

Pursuant to applicable PRC tax regulations, any entity or individual conducting business in the service industry used to be generally required to pay a business tax at the rate of 5% on the revenues generated from providing such services. However, if the services provided are related to technology development and transfer, such business tax may be exempted subject to approval by the relevant tax authorities. Whereas, pursuant to the Provisional Regulations on Value-Added Tax of the PRC and its implementation regulations, unless otherwise specified by relevant laws and regulations, any entity or individual engaged in the sales of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, for revenues generated from sales of products, while qualified input VAT paid on taxable purchase can be offset against such output VAT.

In November 2011, the Ministry of Finance and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In March 2016, the Ministry of Finance and the State Administration of Taxation further promulgated the Notice on Fully Promoting the Pilot Plan for Replacing Business Tax by Value-Added Tax, which became effective on May 1, 2016. Pursuant to the pilot plan and relevant notices, VAT is generally imposed in lieu of business tax in the modern service industries, including the VATS, on a nationwide basis. VAT of a rate of 6% applies to revenue derived from the provision of some modern services. Certain small taxpayers under PRC law are subject to reduced value-added tax at a rate of 3%. Unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the modern services provided.

On April 4, 2018, the Ministry of Finance and the State Administration of Taxation issued the Notice on Adjustment of VAT Rates, which came into effect on May 1, 2018. According to the abovementioned notice, the taxable goods previously subject to VAT rates of 17% and 11%, respectively, become subject to lower VAT rates of 16% and 10%, respectively, starting from May 1, 2018. Furthermore, according to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10%, respectively, become subject to lower VAT rates of 13% and 9%, respectively, starting from April 1, 2019. Under Provisional Regulations of the People’s Republic of China on Value-added Tax, amended and effective on November 19, 2017, for entities that are VAT small taxpayers, VAT is levied at a levy rate of 3%. On February 29, 2020, the State Administration of Taxation issued the Announcement on Taxation Matters to Support Individual Businesses in Resumption of Business, during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to December 31, 2021.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision, you should consider carefully the following risks and other information in this Report, including our consolidated financial statements and related notes. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we believe are not material at the time could also materially adversely affect our business, financial condition or results of operations. In any case, the value of our Common Stock could decline, and you could lose all or part of your investment. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We are an early stage cancer diagnostics company with a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are at the early stage of commercializing our business. We have not started manufacturing or sales of any products or services. Our limited operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty.

Taiwan and China’s precision oncology detection market is still in its early stage of development and rapidly evolving, and companies operating in this industry face a variety of risks. We may not have sufficient experience or resources to address risks frequently encountered in this industry, which include, among other things, our potential failure to:

●	acquire and retain customers and increase adoption of our precision oncology detection products and services by hospitals, physicians, patients, pharmaceutical companies and others in the medical community;

●	timely respond to changing market conditions and keep up with evolving industry and technological standards and regulatory developments;

●	obtain and maintain the regulatory approvals required for us to further market and sell our precision oncology detection products and services and commercialize our early cancer detection products and services;

●	manage our relationships with our suppliers, customers and research partners;

●	protect proprietary technologies and intellectual property rights; and

●	attract, train, motivate and retain research and development and other qualified personnel.

If we are unsuccessful in addressing any one or more of these risks, our business, financial condition and results of operations could be adversely affected.

We may be unable to develop and commercialize our early cancer detection devices, chips or immunochromogenic kits on a timely basis, or at all.

We are developing early cancer detection products and may develop and commercialize our cancer diagnostics products from time to time in the future. Developing early cancer detection and new cancer diagnostics products is a lengthy and complex process. New products may take time to commercialize, and their launch could be delayed or may not be successful.

Our product development process involves various risks, and we may not be able to develop and commercialize any early cancer detection products or new precision oncology detection products on a timely basis, or at all. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons. For example:

●	our product candidates may fail to demonstrate clinical utility, or the development process may produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional clinical trials or we may decide to abandon our development programs;

●	our employees, or third-party clinical investigators, medical institutions and CROs, may fail to comply with their contractual duties or obligations or meet expected deadlines, and if the quality, completeness or accuracy of the clinical data they obtain are compromised due to any failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated;

●	we may fail to obtain approvals for our product candidates from relevant regulatory authorities; and

●	failure to generate additional data and insights from our existing products to advance the research and development of new products as quickly, or at all.

In addition, our competitors may develop and commercialize competing products faster than we are able to, in which case our results of operations could be adversely affected.

If we fail to keep up with industry and technology developments in a timely and cost-effective manner, we may be unable to compete effectively and our business and prospects could suffer.

Cancer early detection market is characterized by rapid changes, including technological and scientific breakthroughs, increasing amounts of data, frequent introductions of new tests, constant emergence of alternative diagnostic methods, and evolving industry standards. If we are not able to keep pace with these advances and increased customer expectations as a result of these advances and capture new market opportunities that develop as a result of these advances, our proprietary technologies could be rendered obsolete, our existing products and services and products and services we are developing could be rendered less clinically effective, and our future operations and prospects could suffer. To remain competitive, we must continuously upgrade our existing products and services and launch new products and services, to keep pace with these developments. We cannot assure you that these efforts will be successful.

In addition, we must expend significant resources in order to continuously upgrade our existing products and services or launch new ones to keep pace with industry and technological advances. We may never realize a return on investment on these efforts, especially if the improved or new products and services fail to perform as expected, in which case our business, financial condition and results of operations could be adversely affected.

If our products or services do not perform as expected, our operating results, reputation and business could suffer.

Our success depends on the market confidence that we can provide reliable, high-quality cancer early detection products and services that will provide physicians with real-time clinically actionable diagnostic information. However, there is no assurance that our products and services will perform as expected at all times. Our tests may fail to accurately detect gene variants or incompletely or incorrectly identify the significance of genomic alterations, or contain other errors or mistakes due to a variety of reasons (such as malfunction of our laboratory equipment and degraded liquid biopsy or tissue samples provided by our delivery service providers), which may result in negative perception of our tests. In addition, inaccurate results or misunderstandings of, or inappropriate reliance on, the diagnostic information our tests provide could lead to, or be associated with, side effects or adverse events in patients who use our tests, including treatment-related death, and could lead to termination of our services or claims against us.

We face risks related to natural disasters, health epidemics, civil and social disruption and other outbreaks, which could significantly disrupt our operations. In particular, the COVID-19 outbreak in China and worldwide has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.

We are vulnerable to social and natural catastrophic events that are beyond our control, such as natural disasters, health epidemics, and other catastrophes, which may materially and adversely affect our business. Since December 2019, a novel strain of coronavirus, or COVID-19, has become widespread in China and around the world. In March 2020, the World Health Organization declared COVID-19 a pandemic, given its threat beyond a public health emergency of international concern that the organization had declared in January 2020. Since the beginning of 2020, China, Taiwan and many other countries have taken various restrictive measures to contain the virus’ spread, such as quarantines, travel restrictions and home office policies to avoid large-scale population movement and gathering. These restrictions had certain degree of impact on our research and development and production plan in Taiwan and China. COVID-19 has reduced the availability of labor and led to difficulties for employees to return to work and constraints of service chain interruption. Because of the uncertainty surrounding the COVID-19 outbreak, the business disruption and the related financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time.

Recently, the COVID-19 situation has improved in Taiwan and China. With Taiwan relaxing its mask mandate on April 17, 2023, and China no longer enforcing the “zero-COVID” policy, our research and development have started to recover. However, the potential downturn brought by the COVID-19 outbreak is difficult to assess or predict and the full impact of the virus on our operations will depend on many factors beyond our control. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition remains uncertain, and we are closely monitoring its impact on us. Our business, results of operations, financial conditions and prospects could be materially adversely affected to the extent that COVID-19 harms the Chinese and global economy in general, and the trading price of our shares of Common Stock may be adversely affected. To the extent the COVID-19 pandemic and the outbreak of other health epidemics adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve and sustain profitability.

Cancer early detection and screening market has become increasingly competitive, and we expect this competition to intensify further in the future. Some of our existing and potential future competitors may have longer operating histories, larger customer bases, more expansive brand recognition and deeper market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and more favorable terms from suppliers. As a result, they may be able to respond more quickly to changes in customer requirements or preferences, develop faster, better and more expansive advancements for their technologies and tests, create and implement more successful strategies for the promotion and sale of their tests, adopt more aggressive pricing policies for their tests, secure supplies from vendors on more favorable terms or devote substantially more resources to infrastructure and system development. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of precision oncology detection increases. In addition, if we expand into international markets in the future, we could face competition from the companies in these markets.

If we are unable to compete successfully with current and future competitors for these or any other reasons, we may be unable to increase market acceptance and sales volume of our tests, which could prevent us from maintaining or increasing our revenue levels or achieving or sustaining profitability or could otherwise negatively affect our performance.

Our future success depends on our ability to promote our brand and protect our reputation. If we are unable to effectively promote our brand, our business may be adversely affected.

We believe that enhancing and maintaining awareness of our trademarks 欣戈赛 and sglcell are critical to achieving widespread acceptance of our microfluidic biochip products, gaining trust for our testing devices and attracting customers. Successful promotion of our brand depends largely on the quality of the products and services we offer and the effectiveness of our branding and marketing efforts. Currently, we rely primarily on our own sales and marketing team to promote our brand and our precision oncology detection products and testing services. We expect that our branding and marketing efforts will require us to incur significant expenses and devote substantial resources. We cannot guarantee that our sales and marketing efforts will be successful. Brand promotion activities may not lead to increased revenue in the near term, and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. Our failure to establish and promote our brand and any damage to our reputation will hinder our growth. In addition, our reputation may be undermined as a result of the negative publicity about our company or our industry in general. If precision oncology detection products or services provided by us or our competitors do not perform to customers’ expectations, it may result in lower confidence in precision oncology detection in general, which may in turn impair our operating results and our reputation. You can find more information regarding our intellectual properties in “Business – Intellectual Property.”

Failure to attract and retain our senior management and other key employees could adversely affect our business.

Our future success is significantly dependent upon the continued service of our senior management, such as Dr. Yi Lu, our chairman of the board of directors and chief executive officer. If we lose their services, we may not be able to locate suitable or qualified replacements, and we may incur additional expenses to recruit new senior management team members, which could severely disrupt our business and growth. In addition, if these personnel join our competitors or form a competing business, our business and prospects could be adversely affected.

Our research and development activities and laboratory operations depend upon our ability to attract and retain highly skilled scientists and technicians. We are also in strong need of sales and marketing personnel with the relevant technology background and industry expertise in order to effectively conduct our sales and marketing activities and increase our hospital network. We face intense competition for qualified individuals from numerous biotechnology and pharmaceutical companies, universities, governmental entities and other research institutions. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could adversely affect our business.

If we experience difficulties in recruiting subjects for clinical trials, our clinical development activities may be delayed or otherwise adversely affected.

Completion of a clinical trial on time according to the trial plan depends, among other things, on our ability to recruit a sufficient number of subjects to participate in the trial until the end of the trial. We may encounter difficulties in recruiting subjects for clinical trials for a variety of reasons, including the base and nature of the subject population and the eligibility criteria for subjects defined in the trial plan. Our clinical trials will likely compete with other clinical trials, which will reduce the number and categories of subjects we can recruit, as some subjects who may choose to participate in our trials may instead choose to participate in trials conducted by other companies. Due to the limited number of qualified clinical investigators and clinical trial sites, we expect that some of our clinical trials will be conducted at the same clinical trial sites used by some of our competitors, which will result in subjects eligible to participate in our clinical trials at those clinical trial sites decrease in the number of people. Even if our clinical trials are able to enroll a sufficient number of subjects, delays in enrolling subjects may increase costs or affect the timing or outcomes of planned clinical trials, hindering the completion of those trials and hindering our progress adversely affect the ability of product candidates to develop.

If we do not launch new products in a timely manner, our products may become obsolete and our results of operations may suffer.

Technology in the cancer screening industry is constantly changing, new products are emerging, and industry standards continue to evolve. If new and improved products are not introduced in a timely manner, our products may become technologically obsolete or vulnerable to competition, and our revenue and results of operations could be impaired. Even if we develop new or improved products, our ability to bring those products to market may be limited by a variety of factors, including regulatory approvals and market demand. We invest significant financial and other resources in our research and development activities. The research and development process are lengthy and uncertain. The products we are currently developing may not be able to complete the development process or obtain the regulatory or other approvals required to bring such products to market in a timely manner or at all.

Technological innovations often require significant time and investment before their commercial viability can be determined. We may not have the necessary financial resources to fund all such projects. In addition, even if we are able to successfully develop new or improved products, those products may not generate revenue in excess of development costs or achieve desirable financial returns and may become obsolete or due to changes in customer preferences or the introduction of advanced technology or functionality by competitors. Products or other factors resulting in a decline in competitiveness.

As of the date of this Report, we have not conducted any clinical trials for our products. Uncertainties or failures in clinical trials of our product candidates could materially and adversely affect our business operations.

We must conduct various clinical trials to demonstrate the sensitivity and specificity of our test prior to regulatory approval for marketing of our product candidates and depending on the type of our relevant product candidates, clinical trials may require large-scale prospective clinical studies, and such studies are far more rigorous and expensive than other existing tests or auxiliary diagnostic products. We have planned to conduct a multicenter registry trial in China to evaluate the performance of the pulmonary nodule benign and malignant determination kit. We may encounter a variety of contingencies while conducting or as a result of clinical trials that may delay or prevent us from obtaining regulatory approval or commercializing our product candidates, including but not limited to:

●	Regulatory agencies, institutional review boards or ethics committees may refuse to authorize us or investigators to conduct clinical trials or conduct clinical trials at the intended trial site;

●	We are unable to reach agreement on admissible terms with prospective CROs and hospitals (as trial centers), which may require extensive negotiation and may vary significantly between different CROs and hospitals (as trial centers);

●	Production issues, including issues with the quality of production, supply, or obtaining sufficient quantities of the product candidate for use in clinical trials;

●	Insufficient testing capacity to meet the needs of clinical trials;

●	Our products fail to demonstrate superior results than competitors’ or alternative products (if applicable);

●	Clinical trials of our product candidates may fail to demonstrate the expected cancer screening sensitivity and specificity, and we may decide or regulatory authorities may require us to conduct additional clinical trials or abandon product development programs;

●	The number of subjects required for clinical trials of our product candidates may be larger than expected, recruitment may be insufficient or slower than we expect, or the rate of subjects dropping out of trials may be higher than expected;

●	Our third-party contractors may fail to comply with regulatory requirements or perform in a timely manner or at all of their contractual obligations to us;

●	We may have to suspend or terminate clinical trials of our product candidates for a variety of reasons, including the discovery of a lack of clinical response or other unexpected characteristics; and preliminary or interim results of clinical trials may not be indicative of final results.

There is no assurance that such trials will be completed in a timely or cost-effective manner, or that they will result in a commercially viable product. If clinical trials of any of our product candidates are delayed or terminated, the commercial prospects of that product candidate will be impaired and our ability to generate revenue from any such product candidate will be delayed. In addition, any delay in the completion of our clinical trials would increase our costs, slow down the development and approval process of our product candidate, and impair our ability to initiate product sales and generate related revenue for that product candidate. The occurrence of any of the above events could materially damage our business, financial condition and prospects.

We have contracts with third parties for the future manufacturing, supply and registration applications of certain of our products, which supply could become limited or interrupted or may not be of satisfactory quality and quantity.

We currently rely on third parties in the PRC for certain supplying, registration applications and future manufacturing of certain of our products. Any such reliance may increase the risk that we will not have sufficient quantities of our products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Furthermore, all the contract manufacturers in the PRC for our products are subject to extensive PRC laws and regulations. These PRC laws and regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our products.

Risks Associated with Government Regulations

We may be adversely affected by uncertainties and changes in China’s regulations on the cancer screening industry, and the lack of necessary approvals, licenses, registrations or filings in relation to our business may adversely affect our business, results of operations and prospects material adverse effects.

Due to the relatively short history of the cancer screening industry in China, a comprehensive regulatory framework to regulate the industry has not yet been established. The possibility cannot be ruled out that certain industry practices, which we have also adopted, may be deemed to fail to fully comply with the existing laws and regulations in the PRC. As China’s laws and regulations on medical devices are still developing, and it is uncertain whether new laws, regulations or interpretations will be promulgated or adopted in the future, we cannot assure you that our early stage cancer detection devices will not be construed as non-compliance with applicable laws and regulations in the future. If the PRC government issues clear requirements for the approval of our devices, we intend to take the necessary steps to comply with those requirements. Our business and results of operations may be adversely affected if we fail to comply with existing or future requirements or are found to be otherwise non-compliant in the conduct of our business.

If we fail to obtain, complete or maintain the required regulatory approvals, licenses, registrations or filings, or if there is a delay in obtaining, complete or maintain the required regulatory approvals, licenses, registrations or filings, we will not be able to commercialize our product candidates change, and our ability to generate revenue will be significantly compromised.

Due to the relatively short history of the cancer screening industry in China, a comprehensive regulatory framework to regulate the industry has not yet been established. However, the significant aspects of the development and commercialization of our products have been strictly regulated in China. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires significant time and financial resources. Applicants may face administrative or judicial sanctions if they fail to comply with applicable regulations during the product development process, the approval process, or at any time after approval. Such sanctions may include regulatory refusals to approve pending applications, revocation of approvals, revocation of licenses, clinical restrictions, voluntary or compulsory product recalls, product seizures, suspensions of production or distribution in whole or in part, injunctions, fines, refusals to government contracts, compensation, Hand over money or civil or criminal penalties. Failure to comply with these regulations may affect our business, financial business conditions and prospects are materially and adversely affected.

Before obtaining regulatory approval for commercial sale of some of our products, we must demonstrate its effectiveness in a well-controlled clinical trial and, for approval in China, must be satisfied by NMPA that the product candidate is safe and effective for its intended use, and appropriate manufacturing and testing facilities, procedures and controls are in place. For now, only A+LCGuard is required by NMPA to complete clinical trial. Obtaining regulatory approval is a long, expensive and uncertain process, and approval may not be obtained. When we submit a registration application to NMPA, it will decide whether to accept or reject the submitted registration application. We cannot be certain that any submission will be approved by NMPA for registration review. NMPA may also slow down, suspend or terminate the review of our application, and any such circumstance will prolong the registration process for our products. Our product candidates may not receive regulatory approval for a number of reasons, including:

●	The clinical trial results cannot reach the level of statistical significance required for approval or the clinical trial cannot be conducted in accordance with regulatory regulations or clinical trial plan;

●	Approval policy or regulatory changes that make our preclinical and clinical data insufficient to obtain approval or require us to revise our clinical trial plan;

●	Regulatory requirements requiring additional analysis, reporting, data, non-clinical studies and clinical trials, or questions regarding interpretation of data and results and the emergence of new information about our product candidates or other products; and/or

●	The relevant authority refuses to approve a pending application submitted by us or a supplementary application to an approved application, or suspends, withdraws or withdraws the approval.

Regulatory requirements and guidelines may also change, and we may, among other things, need to revise clinical trial plans submitted to applicable regulatory authorities to reflect such changes. We may make revisions that necessitate resubmission of the clinical trial proposal to the Institutional Review Board or Ethics Committee for reconsideration, which may affect the outcome of the clinical trial.

The process of developing, obtaining regulatory approval, and commercializing medical device candidates is long, complex, and costly, both within China and abroad. Even if our product candidates are successful in obtaining regulatory approval, such approval may impose significant restrictions on the approved use, or require product labels to contain precautions or warnings, or require expensive and time-consuming post-approval clinical trials or surveillance as approval conditions of. If we are unable to obtain regulatory approvals for our product candidates in one or more jurisdictions, or any approvals come with significant restrictions, our target market will be reduced and our ability to realize the full market potential of our product candidates will be impaired. In addition, we may not be able to obtain sufficient financing or generate sufficient revenue and cash flow to continue developing any other product candidates in the future.

Our products and any future products will be subject to ongoing regulatory obligations and ongoing regulatory scrutiny, which may result in significant additional expenses, and if we fail to comply with regulatory requirements or if there are unexpected issues with our products and/or product candidates, we may be punished.

Our regulatory agency-approved testing services, products and any other product candidates are subject to and will be subject to compliance with manufacturing, testing, labelling, packaging, storage, advertising, promotion, sampling, record keeping, post-marketing studies, submission of safety, efficacy and other ongoing regulatory requirements for post-listing materials, and other requirements from regulatory authorities in the PRC and/or other jurisdictions. Our testing and manufacturing facilities are subject to numerous regulatory requirements from the China Food and Drug Administration (“CFDA”) and/or other similar authorities. Accordingly, we have been and will be subject to ongoing scrutiny and inspection by regulatory agencies to assess our compliance with applicable laws and regulations and our commitments made in any application materials submitted to the CFDA or other authorities. Therefore, we must continue to invest time, money and effort in all aspects of regulatory compliance.

Regulatory approvals for our products and any approvals we obtain for product candidates are subject to and may be limited by the use of our marketable products. Our approvals may also be subject to other conditions that may result in the need for potentially costly post-market testing and surveillance to monitor the safety and efficacy of our products or product candidates. Such restrictions and conditions may adversely affect the commercial potential of our products.

After our product candidates are approved for commercialization, certain changes to the products, such as changes in manufacturing processes and additional claims, may require additional review and approval by the CFDA and/or similar regulatory authorities. Regulatory approval of any of our product candidates may also be withdrawn. If we fail to maintain compliance with these ongoing regulatory requirements or if problems arise after the product is launched, the CFDA or similar regulatory authorities may seek to enforce a consent order or withdraw marketing approval. Late discovery of our products or product candidates or issues previously unknown to us in our manufacturing process may lead to revisions to approved labels or regulations to add new safety information; conduct clinical studies to evaluate new safety risk; or impose distribution restrictions or other restrictions. Other potential consequences include (among others):

●	Restrictions on the listing or manufacture of our products, withdrawal of products from the market, or voluntary or mandatory product recalls;

●	Fines, untitled letters or warning letters, or suspension of clinical trials;

●	The CFDA or similar regulatory authorities refuse to approve our pending applications or supplements to approved applications, or suspend or revoke licensing approval or withdraw approval;

●	Product seizure or detention, or denial of permission to import or export our products and candidate products; and/or

●	Injunction or Civil or Criminal Penalty

The CFDA and other regulatory authorities strictly supervise the listing, labelling, advertising and promotion of medical products and services introduced to the market. Our products and testing services may only be marketed for their approved uses in accordance with approved labels. The CFDA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses, and companies found to improperly promote off-label uses may bear significant responsibility. The policies of the CFDA and other regulatory authorities may change and other government regulations may be issued to prevent, limit or delay regulatory approval of our product candidates. Given the changing regulatory environment, we cannot predict the likelihood, nature or scope (whether in China or abroad) of government policies or regulations that may result from future legislative or administrative actions. If we are slow or unable to adapt to changes in existing regulations or adopt new regulations or policies, or if we are unable to maintain regulatory compliance, we may lose any regulatory approvals we have obtained and may not be able to achieve or maintain profitability.

If our existing and new products fail to meet the quality standards required by applicable laws, our business and reputation could be damaged, and our revenue and profitability could be materially and adversely affected.

Our production and manufacturing processes are subject to certain quality standards. We have established quality control and assurance systems and adopted standardized operating procedures to prevent quality issues related to our products and operating processes. For further details of our quality control and assurance system, please refer to “Business — Quality Control System”. Although we have quality control and assurance systems and procedures, we cannot eliminate the risk of product defects or malfunctions. Quality defects may not be detected or remedied due to a number of factors, many of which are beyond our control, including:

●	Manufacturing error;

●	Technical or mechanical failures in the manufacturing process;

●	Human error or malfeasance by our quality control personnel;

●	Third party intervention; and/or

●	The raw materials we produce or purchase have quality problems.

In addition, our failure to detect quality defects in our products or to prevent such defective products from being delivered to end users may result in injury or death, product recalls or withdrawals, revocation of licenses or fines by regulatory agencies, product and professional liability or other problems, which could seriously damage our reputation and business, expose us to the risk of liability, and materially and adversely affect our revenue and profitability.

In addition to the Chinese market, we are planning to expand to North American and European markets. We cannot give any assurance that any of our products will receive regulatory approval in North America or Europe, which is necessary before they can be commercialized.

We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Applications for our products could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the Food and Drug Administration (FDA), the competent authority of individual member states of the European Union where we plan to offer our products, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	the FDA, the competent authority of individual member states of the European Union where we plan to offer our products, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical or clinical studies;

●	the data collected from clinical studies of our products in China may not be sufficient or accepted to obtain regulatory approval in the U.S. or elsewhere;

●	we may be unable to demonstrate to the FDA, the competent authority of individual member states of the European Union where we plan to offer our products, or comparable foreign regulatory authorities that a product’s benefit-risk ratio for its proposed indication is acceptable;

●	the FDA, the competent authority of individual member states of the European Union where we plan to offer our products, or other regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA, the competent authority of individual member states of the European Union where we plan to offer our products, or comparable foreign regulatory authorities may change significantly in a manner rendering our clinical data insufficient for approval.

Currently, we plan to seek regulatory approval to commercialize our product candidates in the U.S., the EU and in additional countries where we obtain commercial and IP rights. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing, marketing and distribution of our products. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. Failure to obtain marketing authorization for our products will result in our being unable to market and sell such products, which would materially adversely affect our business, financial condition and results of operations. If we fail to obtain approval in any jurisdiction, the geographic market for our products could be limited.

Failure to obtain the broad market acceptance or maintain a good reputation necessary for our current products and any future products could materially and adversely affect our results of operations and profitability.

The commercial success of our current and future products depends on their market acceptance, especially among customers, hospitals and physicians. As a diagnostic method recently developed and introduced into the Chinese market, our products may not be widely recognized by the intended target customers, doctors or end users. If our products and any future approved product candidates fail to gain sufficient market acceptance from physicians, end users, third-party payers and other industry players, our product sales will be adversely affected. In addition, customers, physicians, end users and third-party payers may prefer other new products over our products. If our products and product candidates fail to achieve an adequate level of recognition, we may not generate significant revenue and may not be profitable. The failure of our products, product candidates and our testing services to achieve an adequate level of recognition or to increase market visibility could adversely affect our financial condition, business and results of operations. Once approved for commercial sale, the market acceptance of our products and product candidates and their services will depend on a number of factors, including:

●	Physicians, end users and hospitals consider our products and product candidates to be safe and effective;

●	Potential and visible advantages of our products and product candidates over other alternatives;

●	Our continuous cooperation with existing commercialization channels;

●	We further validate the product’s capabilities through clinical studies and accompanying publications;

●	The timing and scope of the approval of our other cancer screening products by the CFDA;

●	Our ability to maintain laboratory accreditation, accreditation and regulatory approval and to complete required inspections;

●	Defects or errors that lead to negative reports about our or our competitors’ testing and technology influences;

●	Changes in government policies or guidelines regarding cancer screening;

●	Development of cancer treatments that may diminish or reduce the need for cancer screening;

●	Our competitors accelerate R&D progress;

●	The effectiveness of our sales and marketing efforts.

If any of our commercialized products and services fail to gain market acceptance among doctors, end users, hospitals or other customers, or if we fail to maintain good relationships with them, we will not be able to generate significant revenue. Our ability to market our products and product candidates may be limited by regulatory approval requirements, restrictions on approved uses, inherent patterns of clinical practice, uncertainty about third-party compensation or other factors. Even if our products gain market acceptance, we may not be able to maintain market acceptance all the time if new products or technologies are introduced that are more popular, cost-effective or make our products obsolete. We believe that maintaining and enhancing our brand image and increasing the market awareness of our company and our products are critical to gaining broad recognition for our services and products, strengthening our relationships with existing customers and our ability to attract new customers. The successful promotion of our brand will largely depend on our ability to continue to provide high-quality products, as well as our research and development efforts. However, there is no guarantee that our branding activities and research and development efforts will be successful or contribute to our growth. In addition, even if such activities increase revenue, such revenue may not be sufficient to offset the increase in expenses we incur.

There is no guarantee that our products will be covered by the National Medical Insurance Program in China.

China maintains a National Medical Insurance Program that can reimburse certain residents in urban cities and rural areas for, among other things, fees associated with diagnostic and treatment devices and diagnostic tests covered by such Program through the basic medical insurance scheme.

As of the date of this Report, our products are not covered by any national or provincial medical insurance programs. Although we strive to make our products covered by the national medical insurance programs in the future, there is no guarantee that the responsible government agency, the National Healthcare Security Administration, will approve our applications. Furthermore, even if our products may be covered by the Program in the future, uncertainties still exist around reimbursement coverage and rates as we need to negotiate such terms with government entities in the PRC, and we cannot guarantee that we will receive favorable coverage and rates. In the absence of reimbursement or favorable coverage and rates from the National Medical Insurance Program, end users have to bear all or the majority part of their expenses to use our products, which may reduce consumers’ interest in our products or cause our products to be less competitive when compared with other products that are covered by such Program.

We have relatively limited experience in product promotion and sales. There is no assurance that we will be able to successfully commercialize our products and, as a result, our revenue and profitability could be materially and adversely affected.

We have relatively limited experience in launching and commercializing product candidates and in the sales and marketing of products, and limited experience in market analysis or managing sales teams for product candidates. As a result, our ability to successfully commercialize our product candidates may involve more inherent risks, require more time and cost more than would be the case if we were a company with extensive experience in launching product candidates.

The market size of existing and future products has not been precisely established and may be lower than our estimates, and we may not fully grasp the target population of our products.

Our estimates of the total addressable market and target population for our existing products and product candidates are based on a number of internal and third-party estimates, including but not limited to the size of the target population, the number of people at higher risk of developing cancer, and the availability of the hypothetical price at which the established market sells the relevant candidate product. Although we believe that our assumptions and data relating to estimates are reasonable, such assumptions and estimates may not be correct, and the conditions supporting our assumptions or estimates may change at any time, reducing the accuracy of forecasts for these relevant factors. Accordingly, our estimates of the total addressable market for current or future products may prove to be incorrect. If the target population that will benefit from our products, the price at which we can sell our products or the total addressable market for our products is lower than our estimates, it could harm our sales growth and adversely affect our business.

Risks Associated with Our Testing and the Manufacture and Supply of Our Products

Delays in the completion and obtaining regulatory approvals of our manufacturing facilities, or damage, destruction or interruption of production at such facilities may delay our development plans or commercialization efforts.

Our future manufacturing facilities will be global. The facility may incur unanticipated expenses due to a number of factors including regulatory requirements. Our manufacturing facilities are subject to ongoing periodic inspections by various NMPA or other comparable regulatory agencies to ensure compliance with current drug manufacturing practices. Failure to comply with applicable regulations may also result in us being subject to penalties, including fines, injunctions, civil penalties, requests to suspend or stop one or more of our clinical trials, failure to obtain regulatory approvals for our product candidates, delays, Suspension or withdrawal of approvals, supply interruptions, revocation of licenses, seizure or recall of products or product candidates, operational restrictions and criminal prosecutions, any of which can cause harm to our business.

Our facilities may be damaged or rendered inoperable due to physical damage caused by fire, flood, earthquake, typhoon, tornado, power outage, telecommunications failure, intrusion and similar events. If our production facilities or equipment are damaged or destroyed, we may not be able to replace our production capacity quickly or cheaply or at all. In the event of temporary or long-term damage to facilities or equipment, we may not be able to transfer manufacturing to third parties. Even if we could transfer manufacturing to a third party, that transfer could be expensive and time-consuming, especially since the new facility has to meet the necessary regulatory requirements and we have to obtain regulatory approvals before selling any products manufactured at that facility. This event could delay our clinical trials or reduce sales of our products. Any disruption to our manufacturing operations at our manufacturing facilities may result in us being unable to meet our clinical trial or commercialization needs. Any disruption to our ability to manufacture products or product candidates in a timely manner could materially damage our business, financial condition and results of operations. We currently insure against damage to our property and equipment for an amount we believe is reasonable. However, our insurance coverage may not compensate us or may not be sufficient to cover any expenses or losses we may incur. In the event of a catastrophic event or the failure of our production facilities or processes, we may not be able to meet our requirements for products and product candidates.

The manufacturing and testing process of our products is complex and subject to strict quality control. If we or any of our suppliers or logistics partners experience manufacturing, logistics or quality problems, including as a result of natural disasters, our business may be damaged.

Partly due to stringent regulatory requirements, the manufacturing and testing process for products is complex and subject to strict quality control. Additionally, quality is paramount as product or test defects can have serious and costly consequences. Manufacturing and testing processes can go wrong for a number of reasons, including equipment failure, non-compliance with codes and procedures, raw material issues, software issues, sample contamination or human error. In addition, if contaminants are found in our product or product candidate supply, or in our production and testing facilities, such production and testing facilities may need to be shut down for an extended period of time to investigate the contamination and remediate it. Stability and other issues may arise in the future related to the manufacture and testing of our products or product candidates. While well-managed, disruptions can occur during the introduction of new equipment and systems to replace aging equipment, as well as production line transfers and expansions. As we increase market penetration, we may face unexpected surges in demand for our products, which could put pressure on our production capacity or testing capabilities. If these problems arise, or if we otherwise fail to meet our internal quality standards or the standards of the CFDA or other applicable regulatory agencies, including detailed record-keeping requirements, our reputation may be damaged and we Safety warnings or recalls may apply, we may incur product and professional liability and other costs, product approvals may be delayed, and our business may otherwise be adversely affected. In addition, our manufacturing, testing and warehousing facilities, as well as those of our suppliers and logistics partners, may be severely damaged by earthquakes, hurricanes, volcanoes, fires and other natural disasters or catastrophic circumstances, could materially and adversely affect our business.

Security threats to our information technology infrastructure and unauthorized use of data by third parties could expose us to liability or damage our reputation and business.

Our information technology systems store and process a variety of sensitive data, including our proprietary business information, as well as patients’ personal data such as health information and personally identifiable information.

It is essential that our information technology infrastructure remains secure and is perceived by hospitals, patients and our research partners to be secure. Despite our security measures, we may face cyber-attacks that attempt to penetrate our network security, sabotage or otherwise disable our research, tests and services, misappropriate our proprietary business information or cause interruptions of our internal systems and services. Any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and research partners, and expose us to significant financial liabilities.

Moreover, we may not be able to prevent third parties from illegally obtaining and misappropriating personal data of the tested patients that we collect. Concerns about data leakage or unauthorized use of data by third parties, even if unfounded, could damage our reputation and negatively affect our results of operations.

If we are unable to effectively protect our intellectual property, our business and competitive position would be harmed.

We rely on patents, software copyrights, trademarks, trade secrets and other intellectual property rights protection and contractual restrictions to protect our products, services and technologies. We have registered a number of patents and trademarks in China and the United States. However, such protection is limited and may not adequately protect our rights.

We may also be subject to infringement claims by third parties. We may be subject to fines and other legal or administrative sanctions, and it may also be costly to defend such claims. In addition, competitors could purchase our products and attempt to replicate and/or improve some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, and design their devices and tests around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights.

Monitoring unauthorized disclosure and uses of our trade secrets is difficult, and we do not know whether the steps we have taken to prevent such disclosure and uses are, or will be, adequate. If we resort to litigation to enforce or protect our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources, while the outcome would be unpredictable, and any remedy may be inadequate. Our contractual agreements may be breached by our counterparties, and there may not be adequate remedies available to us for any such breach. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors, and we would have no right to prevent others from using them. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. If we fail to effectively protect our intellectual property, our competitive position and prospects could be adversely affected.

We may be subject to intellectual property infringement or misappropriation claims by third parties, which may force us to incur substantial legal expenses and, if determined adversely against us, could disrupt our business.

We cannot be certain that our products, tests and technologies do not or will not infringe patents, software copyrights, trademarks or other intellectual property rights held by third parties, especially when they are in China, as the validity, enforceability and scope of intellectual property rights protection in China are uncertain and still evolving. From time to time, we may be subject to legal proceedings and claims alleging infringement of patents, trademarks or copyrights, or misappropriation of creative ideas or formats, or other infringement of proprietary intellectual property rights. Any such proceedings and claims could result in significant costs to us and divert the time and attention of our management and technical personnel from the operation of our business. These types of claims could also potentially adversely impact our reputation and our ability to conduct business and raise capital, even if we are ultimately absolved of all liability. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more devices or tests and could result in a substantial award of damages against us. In addition, since we sometimes indemnify our customers or collaboration partners, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property. Intellectual property litigation can be very expensive, and we may not have the financial means to defend ourselves or our customers or collaboration partners.

Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products, tests or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our devices or tests. There is a substantial amount of litigation involving patents and other intellectual property rights in our industry. If a third-party claims that we infringe upon a third-party’s intellectual property rights, we may have to:

●	seek to obtain licenses that may not be available on commercially reasonable terms, if at all;

●	abandon any product alleged or held to infringe, or redesign our products or processes to avoid potential assertion of infringement;

●	pay substantial damages including, in exceptional cases, treble damages and attorneys’ fees, if a court decides that the device, test or proprietary technology at issue infringes upon or violates the third-party’s rights;

●	pay substantial royalties or fees or grant cross-licenses to our technology; and

●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

We may be subject to litigation and other claims and legal proceedings, and may not always be successful in defending ourselves against these claims or proceedings.

We may be subject to lawsuits and other claims in the ordinary course of our business. We may from time to time be subject to lawsuits and other legal proceedings brought by our customers, competitors, employees, business partners, investors, other shareholders of the companies we invest, or other entities against us in the ordinary course of our business. We may also be subject to regulatory proceedings in the ordinary course of our business. We may not be successful in defending ourselves, and the outcomes of these lawsuits and proceedings may be unfavorable to us. Lawsuits and regulatory proceedings against us may also generate negative publicity that significantly harms our reputation, which may adversely affect our customer base, market position and our relationships with our research partners and other business partners. In addition to the related costs, managing and defending litigation and other legal proceedings and related indemnity obligations can significantly divert our management’s attention from operating our business. We may also need to pay damages or settle lawsuits or other claims with a substantial amount of cash, negatively affecting our liquidity. As a result, our business, financial condition and results of operations could be adversely affected.

Risks Relating to Our Financial Prospects and Need for Additional Capital

We incurred net losses for the years ended June 30, 2025 and 2024 and may not be able to generate sufficient operating cash flows and working capital to continue as a going concern. Failure to manage our liquidity and cash flows may materially and adversely affect our financial condition and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all.

We incurred net losses of $3,258,969 and $2,782,278 for the years ended June 30, 2025 and 2024, respectively. Our ability to continue as a going concern depends upon our ability to develop, register and obtain regulatory approval for commercial sell of our products to generate positive operating cash flows. The Company had net cash outflows of $5,825,055 and $2,126,340 from operating activities for the years ended June 30, 2025 and 2024, respectively. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern. The Company certain related parties have waived off the amount due to them as of June 30, 2024 amounted to $2,820,624 in order to improve the Company’s working capital. The Company completed its initial public offering. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses. On June 6, 2025, the Company entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which the Company have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000,000) of the Company’s Common Stock, subject to terms and conditions set forth in the ELOC Agreement.

We can offer no assurance that we will operate profitably or that we will generate positive cash flows in the next twelve months, given our substantial expenses in relation to our revenue at this stage of our Company. Inability to collect our accounts receivable in a timely and sufficient manner, or the inability to offset our expenses with adequate revenue, may adversely affect our liquidity, financial condition and results of operations. Although we believe that our cash on hand will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 6 months, we cannot assure you this will be the case.

If and when we are unable to meet our working capital requirements and various operating needs, we may need to raise additional funds for our operations and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. If we are unable to achieve or maintain profitability, the market price of our shares may significantly decrease. In the event that the Company requires additional funding to finance its operations, the Company’s major stockholders have indicated their intent and ability to provide such financial support, however, there is no assurance such funding will be available when the Company needs it in the future.

We have recorded negative cash flows from operating activities historically and may have a current liabilities position in the future.

We have experienced significant cash outflow from operating activities since our inception. We had net cash outflow in operating activities of $5.8 million and $2.1 million for the years ended June 30, 2025 and 2024, respectively. The cost of continuing operations could further reduce our cash position, and an increase in our net cash outflow from operating activities could adversely affect our operations by reducing the amount of cash available to meet the cash needs for operating our business and to fund our investments in our business expansion.

We had net current asset (liabilities) of $3.1 million and $0.3 million as of June 30, 2025 and 2024, respectively. We cannot guarantee that we will remain in a net current assets position in future, which would expose us to liquidity risk. Our future liquidity and ability to make additional capital investments necessary for our operations and business expansion will depend primarily on our ability to maintain sufficient cash and to obtain adequate external financing. There can be no assurance that we will be able to obtain any sources of financing.

We require substantial funding for our operations. If we cannot raise sufficient additional capital on acceptable terms, our business, financial condition and prospects may be adversely affected.

We require substantial capital to fund our existing operations, commercialize new products, expand our business and pursue strategic investments. In particular, we require substantial capital to:

●	advance our early cancer detection technologies and develop early cancer detection product candidates;

●	increase our sales and marketing efforts to drive market adoption of our products and services and address competitive developments;

●	seek regulatory and marketing approvals for our tests;

●	maintain, expand and protect our intellectual property portfolio;

●	hire and retain additional personnel, such as scientists and sales and marketing personnel;

●	develop, acquire and improve operational, financial and management information systems;

●	add equipment and physical infrastructure to support our research and development programs;

●	finance general and administrative expenses; and

●	operate as a public company.

If our available cash balances are insufficient to satisfy our liquidity requirements, in particular, for the development and commercialization of our products, we may seek to obtain further funding through public or private equity offerings, debt financings or other sources.

Further financing may not be available to us on acceptable terms, or at all. If we fail to raise capital as and when needed it would have a negative impact on our financial condition and our ability to pursue our business strategy. In addition, if we raise funds by issuing debt securities or incurring additional borrowings, the terms of debt securities issued or borrowings could impose significant restrictions on our operations, and we may be unable to repay the indebtedness when due. If we raise funds by issuing equity securities, your investment in our company could be diluted.

Raising additional capital may lead to dilution of shareholdings by our existing stockholders, restrict our operations, and may further result in fair value loss adversely affecting our financial results.

We may seek additional funding through a combination of equity and debt financings and collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing holders of our shares will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders.

The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license IP rights and other operating restrictions that could adversely impact our ability to conduct our business.

We have only a limited accounting personnel and have corrected an error in application of the accounting principle for business combinations accounted for an acquisition of an entity during the year ended June 30, 2022.

Prior to the completion of the Initial Public Offering, we had been a private company with limited accounting personnel mainly engage in financial reporting. On January 1, 2022, the Company, through Advanced Biomed HK, acquired 100% equity interest of Shanghai Sglcell. The Company carefully considered the appropriate accounting guidance in accordance with its application of the accounting principle related to accounting for business combinations. However, we did not engage outside experts to assist in the detailed analysis.

Upon further assessment, the Company has corrected an error in its application of the accounting principle for business combinations where the Company previously incorrectly accounted for an acquisition of an entity as a business combination; the Company has amended its consolidated financial statements for the year ended June 30, 2022 to account for the transaction as purchase of assets.

Management concluded that the above correction identified in connection with the accounting treatment for the acquisition was a significant deficiency that did not rise to the level of a material weakness. The deficiency identified was narrow as it focused on the interpretation of accounting literature to a specific transaction structure which is not expected to be recurring nature. For future material acquisitions, the Company will engage outside experts to assist in the transaction, including legal and accounting advisors, to advise on complex accounting issues in order to prevent potential differences in the accounting for business combinations. As a result, the Company does not believe that the significant deficiency rose to the level of a material weakness.

Risks Related to Doing Business in Taiwan

Advanced Biomed Taiwan does not currently own any trademark or patent.

No trademark or patent has been registered by Advanced Biomed Taiwan so far in Taiwan. It also has no pending intellectual property right contracts, including license, transfer or sublicense. Its primary business is research and development of various advanced and innovative microfluidic biochip technologies.

Based on Article 7 of Taiwan’s Patent Act, where a fund provider appoints another party to conduct research and development, the ownership of the right to apply for a patent and the patent right in connection with the outcome of such research and development shall be vested in the party as mutually agreed upon in an agreement between both parties, or such rights shall be vested in the inventor, utility model creator or designer in the absence of such agreement. However, the fund provider shall be entitled to exploit such invention, utility model or design. Advanced Biomed Taiwan signed a research project equipment use contract with TSRI and used their semiconductor manufacturing equipment and precision micro-nano processing equipment for chip technology research and development such as concept presentation of each R&D process, cross-scale composite structure production, rapid wafer trial production, material testing, and thin film production. Both parties agree to keep the test data, process and materials confidential. Advanced Biomed Taiwan agrees that TSRI may quote the test data in its research paper with the consent of Advanced Biomed Taiwan. The contract also provides that any intellectual property rights of one party should only be used in the test by licensing to the other party and that any intellectual property rights derived from the test will belong to the developer. Both parties will jointly own the intellectual property right if it cannot be clearly identified who the developer is. The ownership of patent application rights and patent rights may be obscure in such practice and raise disputes on who the developers are. We cannot assure you that the patents owned or applied by Advanced Biomed Taiwan will not be subject to disputes under Taiwan’s Patent Act.

We face economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and China that could negatively affect our business and hence the value of your investment.

Currently, we rely on Advanced Biomed Taiwan for microfluidic biochip technology and its application in precision medicine in the field of oncology. Accordingly, our business, financial condition and results of operations and the market price of our securities may be affected by changes in governmental policies, taxation, growth rate, inflation rate or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan. In particular, the unique political status of Taiwan and its internal political movement cause sustained tension between China and Taiwan. Past developments related to the interactions between China and Taiwan, especially in relation to trade activities such as bans on exports of goods from time to time, have on occasions depressed the transactions and business operations of certain Taiwanese companies and overall economic environment. We cannot predict whether there will be escalation of the tensions between China and Taiwan which would lead to new bans or tariffs on exports or even conflict. Any conflict which threatens the military, political or economic stability in Taiwan could have a material adverse effect on our current or future business and financial conditions and results of operations.

Advanced Biomed Taiwan is subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy its liquidity requirements.

As a company incorporated under the laws of the State of Nevada structured as a holding company, we may need dividends and other distributions on equity from our Taiwan subsidiary to satisfy our liquidity requirements. Current Taiwan regulations permit our Taiwan subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, which shall first make up previous losses and set aside at least 10% of its accumulated profits each year. These reserves are not distributable as cash dividends. Furthermore, if our Taiwan subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our Taiwan subsidiary to distribute dividends or to make payments to us may restrict our ability to satisfy our liquidity requirements. In addition, the dividend payments by our Taiwan subsidiary to us shall be subject to the withholding tax of 21% since January 1, 2018.

Advanced Biomed Taiwan is subject to foreign exchange control imposed by Taiwan authorities, which may affect the paying dividends, repatriating the interest or making other payments to us.

Currently Taiwan regulates only those foreign exchange transactions that involve the conversion of the New Taiwan Dollar into foreign currencies. Pursuant to the relevant provisions of Taiwan Foreign Exchange Control Act, foreign exchange transactions of a value of NTD 500,000 or more shall be declared to the Central Bank of Republic of China (Taiwan). Further, for a remittance by a company as follows, relevant testimonials shall be submitted and such remittance shall be subject to the approval of the Central Bank of Taiwan: (i) a single remittance of an amount over USD1 million; or (ii) annual accumulated settlement amount of foreign exchange purchased or sold has exceeded USD50 million. Nevertheless, Taiwan government may impose further foreign exchange restrictions in certain emergency situations, where Taiwan government experiences extreme difficulty in stabilizing the balance of payments or where there are substantial disturbances in the financial and capital markets in Taiwan. If the dividend payments or other payments by our Taiwan subsidiary and branches to us involves the currency conversion from New Taiwan Dollar to US Dollar, such conversion would be subject to the foregoing foreign exchange control imposed by Taiwan authority.

Taiwan laws and regulations of loans to and direct investment in Taiwan entities by offshore holding companies may delay or prevent us from using the credits of the ELOC Agreement or any future financing acitivies to make loans or additional contributions to Advanced Biomed Taiwan, which could materially and adversely affect our ability to fund and expand our business.

We are an offshore holding company conducting our R&D operations substantially in Taiwan through our Advanced Biomed Taiwan. We may make loans to Advanced Biomed Taiwan, or we may make additional capital contributions to Advanced Biomed Taiwan, or we may establish new Taiwan subsidiaries and make capital contributions to these new Taiwan subsidiaries, or we may acquire offshore entities with business operations in Taiwan in an offshore transaction.

Most of these ways are subject to Taiwan regulations and approvals or registration. For example, investment, including lending long-term loans, in Taiwan entities require Foreign Investment Approval (as defined below) from the Taiwan Investment Commission. Furthermore, foreign entities are prohibited from investing in some industries which are relating to national security and environmental protection, as specified in the negative list provided by Taiwan authority.

Advanced Biomed Taiwan will collaborate and share its R&D efforts with us and our Shanghai subsidiary and is subject to Taiwan regulations on investment or technical cooperation in China. It may affect its technical cooperation with the Shanghai subsidiary and more seriously its acquisition by Advanced Biomed.

As the cross-strait relations become more and more sensitive recently, Taiwan authorities incline to prohibit Taiwan technology companies from selling their subsidiaries or assets to mainland Chinese investors to prevent leak of sensitive technologies, including semiconductors. Pursuant to the Taiwan Permission Regulations for Investment or Technical Cooperation in the PRC and the Review Principles for Investments or Technical Cooperation in China (“Permission Regulations”), an investment or technical cooperation made by a Taiwanese investor in China is subject to the restrictions thereunder and requires the approval by the competent Taiwan authority, Taiwan Investment Commission. The restrictions under the Permission Regulations include a negative list in which investment or technical cooperation is prohibited. Currently, Advanced Biomed Taiwan’s technical cooperation with the Shanghai subsidiary is not on such negative list. However, we cannot preclude the possibility that the negative list will be amended to restrict Advanced Biomed Taiwan’s cooperation with the Shanghai subsidiary.

Taiwanese investors holding more than 10% of Advanced Biomed Common Stock will be subject to Taiwan regulations on investment or technical cooperation in China for its investment or technical cooperation in China.

Under the Permission Regulations, for an investment made by a Taiwanese individual or entity (“Taiwanese Investor”) in a “third region” company which conducts the investments or technical cooperation in China defined therein and such Taiwanese Investor (i) acts as director, supervisor, manager or equivalent position or (ii) has a shareholding or capital contribution of 10% or more in such third region company, the investment in such a third region company would also be deemed a defined investment in China and therefore be subject to the Permission Regulations.

Therefore, for our future investment or technical cooperation in China, our Taiwanese shareholders holding 10% or more of our Common Stock will need to apply for the foreign investment approval with the competent Taiwan authority, the Taiwan Investment Commission in accordance with the Permission Regulations (the “Foreign Investment Approval”). There are restrictions on the investment or technical cooperation with China, including, without limitation, the annual investment amount in China shall be capped at USD5 million per year for Taiwan individuals or NTD 80 million or 60% of the higher of its stand-along net worth or consolidated net worth for a Taiwan small-medium enterprise. Your indirect investment in the PRC via the Company under the Permission Regulations will be calculated on the portion of your shareholdings in the Company. If your aggregate investments in the PRC exceed the annual ceiling amount, the Taiwan Investment Commission will reject your application for the exceeding investment in the PRC. If the Taiwanese Investor fails to obtain applicable approvals from the Taiwan Investment Commission in respect of its investment in China, an administrative fine ranging NTD 50 thousand to 25 million or imprisonment may be imposed.

The imposition of foreign exchange restrictions in Taiwan may have an adverse effect on foreign investors’ abilities to acquire securities of a Taiwan company, including the shares of our subsidiaries in Taiwan, or to repatriate the interest, dividends or sale proceeds from those securities.

The Taiwan government may impose foreign exchange restrictions in certain emergency situations, including situations where there are sudden fluctuations in interest rates or exchange rates, where the Taiwan government experiences extreme difficulty in stabilizing the balance of payments or where there are substantial disturbances in the financial and capital markets in Taiwan. These restrictions may require foreign investors to obtain the Taiwan government’s approval before acquiring securities of a Taiwan company, including the shares of our subsidiaries in Taiwan, repatriating the interest or dividends from those securities or repatriating the proceeds from the sale of those securities.

Our operations are subject to the effects of a rising rate of inflation.

Taiwan experienced historically high levels of inflation in 2022 and 2023. Although the inflation rate peaked in June 2022 at 3.59%, there is no guarantee that the inflation will not accelerate again. If the inflation rate continues to remain at a relatively high level or increases drastically, for example, due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Additionally, Taiwan is experiencing an acute workforce shortage, which, in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in Taiwan against us.

As a company incorporated under the laws of the State of Nevada, it may be difficult for you to enforce judgments obtained in U.S. courts based on civil liability provisions of the U.S. federal securities laws against us in Taiwan. In addition, there is uncertainty as to whether the courts of Taiwan would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state, if the following circumstances occurs:

●	Where the foreign court lacks jurisdiction pursuant to the Taiwan laws;

●	Where a default judgment is rendered against the losing defendant, except in the case where the notice or summons of the initiation of action had been legally served in a reasonable time in the foreign country or had been served through judicial assistance provided under the Taiwan laws;

●	Where the performance ordered by such judgment or its litigation procedure is contrary to Taiwan public policy or morals; or

●	Where there exists no mutual recognition between the foreign country and the Taiwan.

Risks Related to Doing Business in China

A downturn in China or global economy, and economic and political policies of the PRC could materially and adversely affect our business.

Due to the different regulatory requirements for the marketing of medical device products and invitro diagnosis (“IVD”) products in different regions/countries, it is necessary to complete the registration application and obtain the corresponding license in accordance with the local regulations before engaging in commercial activities in the respective regions/countries (“localization registration”). Afterwards, marketing and sales can be carried out. All the products and equipment we research and develop are designed following the principle of modularization so that products and equipment can be produced locally to meet different regulatory requirements. The Chinese market has a great potential and is our one of the main markets in the future. At present, we have applied for product registration in China in accordance with relevant Chinese laws and regulations. Meanwhile, we have established subsidiaries in Mainland China and Hong Kong. Accordingly, our business, prospects, financial condition and results of operations may be influenced by political, economic and social conditions in the PRC generally and by continued economic growth in the PRC as a whole. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and we cannot assure you that such growth is sustainable. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, the Chinese government may direct resources to industries other than the one we operate in and potentially reduce the investors’ interest in our business.

Economic conditions in China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect potential clients’ confidence in financial market as a whole and have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the Mainland China and Hong Kong.

Since we have our subsidiaries in Shanghai and Hong Kong, economic, political and legal developments in the PRC will affect our business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our ability to operate business in China.

The Chinese government may intervene in or influence our operations in the Mainland China or Hong Kong at any time or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations and and/or the value of the securities we are registering for sale.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations in the Mainland China or Hong Kong as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and Internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to seek permission from Chinese authorities to commence to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in PRC-based issuers. There is no guarantee that we will not be subject to such direct influence or intervention in the future due to changes in laws or other unforeseeable reasons. There is always a risk that the Chinese government may, in the future, seek to affect operations of any company with any level of operations in the Mainland China and Hong Kong. Any such action, once taken by the Chinese government, could cause the value of our Common Stock to significantly decline or become worthless. In addition, if we were to become subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons, it may require a material change in our operations and/or result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We face risks arising from China including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence the operations of our subsidiaries in Shanghai and Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in the operations of our subsidiaries in Shanghai and Hong Kong and/or the value of our Common Stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China through our subsidiaries in Shanghai and Hong Kong may be harmed by changes in laws and regulations in China, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The PRC central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our and our subsidiaries’ compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require our subsidiaries in Shanghai and Hong Kong to materially change their operating activities or divest ourselves of any interests we hold in Chinese assets. Our subsidiaries in Shanghai and Hong Kong may be subject to various government and regulatory interference. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Such subsidiaries’ operations could be adversely affected, directly or indirectly, by changes to existing laws or implementation of future laws and regulations relating to their business or industry.

As of the date of this Report, we and our subsidiaries in the Mainland China and Hong Kong (1) are not required to obtain permissions from any PRC authorities to operate or issue our Common Stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve their operations in the Mainland China and Hong Kong, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The regulatory agencies like CSRC or CAC may impose fines and penalties on our operations in the Mainland China or Hong Kong, limit our ability to pay dividends outside of the Mainland China or Hong Kong, limit our operations in the Mainland China or Hong Kong, delay or restrict the repatriation of the credits from the ELOC Agreement or any future financing activities into the Mainland China or Hong Kong or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt future offerings before settlement and delivery of our Common Stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for future offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or complete hinder our ability to offer or continue to offer our securities and cause the value of such securities to significantly decline or be worthless.

If the Chinese government were to exert more oversight and control over or impose new requirements for approval from the PRC authorities to issue our Common Stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in PRC based issuers. PRC has recently promulgated new rules that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over PRC-based internet giants. The Measures for Cybersecurity Review (2021 version) was promulgated on December 28, 2021 and became effective on February 15, 2022. These measures specify that any “online platform operators” controlling the personal information of more than one million users which seek to list on a foreign stock exchange are subject to prior cybersecurity review.

On September 24, 2024, the State Council promulgated the Regulation on Network Data Security Management (the “Network Data Regulation”), which became effective as of January 1, 2025. The Network Data Regulation restates and further specifies the legal requirements for personal information, important data, cross-border data transfer, network platform services, and data security. Among others, if the network data processing activities have or may have impacts on national security, such activities shall be subject to national security review in accordance with relevant laws and regulations. Any failure to comply with such requirements may subject us to, among others, suspension of services, fines, revoking relevant business permits or business licenses and penalties.

The PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress (the “SCNPC”) on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the People’s Republic of China, or the Personal Information Protection Law, which integrates the scattered rules with respect to personal information rights and privacy protection and took effect on November 1, 2021.

Our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of foreign investment restricted industry. As of the date of this Report, we have not received any notice from any authorities identifying the operating entities as CIIOs or requiring us to go through cybersecurity review or network data security review by the CAC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

On February 17, 2023, the CSRC released Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies with five interpretive guidelines (the “Trial Measures”), which came into effect on March 31, 2023. Pursuant to the Trial Measures, a PRC domestic company that seeks to offer and list securities in overseas markets, either in direct or indirect overseas offering, shall fulfill the filing procedure with the CSRC and report relevant information to the CSRC. Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by a joint-stock company incorporated domestically. Any overseas offering and listing made by an issuer that meets both the following conditions will be determined as indirect offering and listing in overseas market and, therefore, be subject to filing requirement: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in the Mainland China, or its main places of business are located in the Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in the Mainland China. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on substance over form basis. As of the date of this Report, we believe we do not meet the explicit conditions set out in the Trial Measures to determine whether an overseas offering shall be deemed as an indirect overseas offering and listing by a domestic company and thus we believe we are not required to complete the filing with the CSRC.

However, as the Trial Measures was newly published and the determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on a substance over form basis, there are substantial uncertainties as to the implementation and interpretation, and the CSRC may take a view that is contrary to our understanding of the Trial Measures. If we are required by the CSRC to submit and complete the filing procedures of future offering and listing, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. Any failure by us to comply with such filing requirements under the Trial Measures may result in rectification, warnings, and a fine between RMB1 million and RMB10 million on our Shanghai subsidiary, which could adversely and materially affect our business operations and financial outlook, and significantly limit or completely hinder our ability to offer or continue to offer our Common Stock to investors and could cause the value of our Common Stock to significantly decline or such shares to become worthless.

On February 24, 2023, the CSRC, together with other PRC government authorities, released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Administration Provisions”), which came into effect on March 31, 2023. The Confidentiality and Archives Administration Provisions require, among others, that PRC domestic enterprises seeking to offer and list securities in overseas markets, either directly or indirectly, shall establish the confidentiality and archives system, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of PRC government agencies to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting files or copies of important preservation value to the state and society shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this Report, our Shanghai subsidiary has established the confidentiality and archives system and we are not subject to the approval to the competent authorities since we do not possess any documents or materials involving state secrets and work secrets of PRC government agencies.

As of the date of this Report, we believe we and our subsidiaries in the Mainland China and Hong Kong, (1) are not required to obtain permissions from any PRC authorities to operate or issue our Common Stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve of our PRC Subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities.

We have been closely monitoring regulatory developments in PRC regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our offering of securities from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. Given the current PRC regulatory environment, it is uncertain when and whether we or our subsidiaries in Shanghai and Hong Kong will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Such significant uncertainty could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments, or continue to list on a U.S. or other foreign exchange.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and the Company.

Our operations are subject to various PRC laws and regulations generally applicable to companies in the PRC because we have subsidiaries in Shanghai and Hong Kong. The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in the PRC.

However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in the PRC could materially and adversely affect our business and impede our ability to continue our operation in the PRC.

In addition, if certain PRC laws and regulations were to become applicable to us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations, any of which may cause the value of our securities to significantly decline or become worthless. In addition, the laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to our business, it may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in PRC against us.

As a company incorporated under the laws of the State of Nevada, it may be difficult for you to enforce judgments obtained in U.S. courts based on civil liability provisions of the U.S. federal securities laws against us in the PRC. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. PRC does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Non-compliance with the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and our results of operations.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees.

Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, which was released on January 1, 2008, was amended on December 28, 2012 and became effective on July 1, 2013 employees have the right, among others, to enter into written labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. In addition, according to the PRC Social Insurance Law, which was released on July 1, 2011, amended on December 29, 2018 and became effective on the same day, and the Administrative Regulations on the Housing Provident Funds, which was released on April 3, 1999, amended on March 24, 2019 and became effective on the same day, companies operating in the PRC are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance and housing provident fund plans, and the employers must pay all or a portion of the social insurance premiums and housing provident funds for their employees. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of these laws and regulations are still evolving, our employment practices may not at all times be deemed in compliance with the new laws and regulations. If we incur significant liabilities in connection with labor disputes or investigations, our businesses and results of operations may be adversely affected.

Changes in the PRC’s economic, political or social conditions or government policies could have a material adverse effect on our businesses and operations in Mainland China and Hong Kong.

The PRC’s economy differs from the economies of the PRC’s counterpart countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, which are generally viewed as a positive development for foreign business investment, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payments of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the PRC’s economy has experienced significant growth over the past decades, such growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing down. In addition, in the past, the PRC government has implemented certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a low demand for our products and services.

Our Shanghai subsidiary is subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements in the future.

In the future, we may need dividends and other distributions on equity from our Shanghai subsidiary to satisfy our liquidity requirements. Current PRC regulations permit our Shanghai subsidiary to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, such companies are required to set aside at least 10% of its accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Our Shanghai subsidiary may also, at the respective subsidiary’s discretion, allocates a portion of its after-tax profits based on its articles of association and PRC accounting standards to certain reserve funds. These reserves are not distributable as cash dividends. Furthermore, if our Shanghai subsidiary incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our Shanghai subsidiary to distribute dividends or to make payments to us may restrict our ability to satisfy our future liquidity requirements.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by PRC companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident stockholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our Shanghai subsidiary to our Hong Kong subsidiary, Advanced Biomed HK. Moreover, Advanced Biomed HK may be subject to additional restrictions and government regulations if the Chinese government were to impose new laws and regulations or exert more control over Hong Kong’s business activities. Our Shanghai subsidiary currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

PRC regulation on loans to, and direct investment in, PRC entities by offshore holding companies and governmental control in currency conversion may delay or prevent us from making loans to or making additional capital contributions to our Shanghai subsidiary.

Any funds we transfer to the Shanghai subsidiary, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign invested enterprises in China, capital contributions to our Shanghai subsidiary are subject to the registration with the State Administration for Market Regulation or its local counterpart and registration with a local bank authorized by the SAFE. In addition, (i) any foreign loan procured by our Shanghai subsidiary is required to be registered with the SAFE or its local branches and (ii) any of our Shanghai subsidiary may not procure loans which exceed the difference between its total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided by the People’s Bank of China. Additionally, any medium or long-term loans to be provided by us to the Shanghai subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations in a timely manner, or at all, with respect to future capital contributions or loans by us to our Shanghai subsidiary. Moreover, Advanced Biomed HK may be subject to additional restrictions and government regulations if the Chinese government were to impose new laws and regulations or exert more control over Hong Kong’s business activities. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds of future offerings to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19, effective on June 1, 2015 and was amended on December 30, 2019, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the SAFE will permit such capital to be used for equity investments in the PRC in actual practice. The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency it holds, including the net proceeds from the offering to our Shanghai subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC. On October 23, 2019, SAFE issued the Notice of the State Administration of Foreign Exchange on Further Facilitating Cross-border Trade and Investment, or “SAFE Circular 28,” which, among other things, expanded the use of foreign exchange capital to domestic equity investment area. Non-investment foreign-funded enterprises are allowed to lawfully make domestic equity investments by using their capital if (i) such investments do not violate the current Negative List and (ii) the domestic investment projects are authentic and are in compliance with relevant regulations. However, since SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry it out in practice.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our Shanghai subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may subject our PRC resident beneficial owners or our Shanghai subsidiary to liability or penalties, limit our ability to inject capital into our Shanghai subsidiary, limit our Shanghai subsidiary’s ability to increase its registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident stockholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

As of the date of this Report, none of our stockholders are subject to the SAFE Circular 37. We may not be informed of the identities of all the PRC residents holding direct or indirect interest in our company, however, and we have no control over any of our future beneficial owners. Thus, we cannot provide any assurance that our current or future PRC resident beneficial owners will comply with our request to make or obtain any applicable registrations or continuously comply with all registration procedures set forth in these SAFE regulations. Such failure or inability of our PRC residents beneficial owners to comply with these SAFE regulations may subject us or our PRC resident beneficial owners to fines and legal sanctions, restrict our cross-border investment activities, or limit our Shanghai subsidiary’s ability to distribute dividends to or obtain foreign-exchange-dominated loans from us, or prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected. Moreover, Advanced Biomed HK may be subject to additional restrictions and government regulations if the Chinese government were to impose new laws and regulations or exert more control over Hong Kong’s business activities.

The Chinese government may exert more control over Hong Kong business or impose new laws or regulations on business activities in Hong Kong.

Although Advanced Biomed HK is a holding company with no operations and is in compliance with current Mainland China and Hong Kong laws and regulations, it may be subject to similar risks faced by our Shanghai subsidiary in the future if the Chinese government were to exert more control over Hong Kong business or impose new laws or regulations on business activities in Hong Kong, which often comes with little advance notice. In that case, we cannot guarantee you that we can timely comply with any new laws and regulations, which could materially affect our operations and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent joint statement by the SEC and the PCAOB, rule changes by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our continued listing or future offerings of our securities in the U.S.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced the adoption of interim final amendments to implement the submission and disclosure requirements of the Holding Foreign Companies Accountable Act. In the announcement, the SEC clarifies that before any issuer will have to comply with the interim final amendments, the SEC must implement a process for identifying covered issuers. The announcement also states that the SEC staff is actively assessing how best to implement the other requirements of the Holding Foreign Companies Accountable Act, including the identification process and the trading prohibition requirements.

On June 22, 2021, the U.S. Senate passed the AHFCAA, which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to HFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments are effective on January 10, 2022. The SEC will begin to identify and list Commission-Identified Issuers on its website shortly after registrants begin filing their annual reports for 2021.

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in Mainland China and Hong Kong.

On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in Mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary.

Should the PCAOB again encounter impediments to inspections and investigations in Mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of PRC that are subject to the PCAOB inspections, which could cause investors and potential investors in our Common Stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this Report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards Our auditor, WWC, P.C. is headquartered in San Mateo, California and has been inspected by the PCAOB on a regular basis, with the last inspection conducted in December 2021. It is not subject to the determinations announced by the PCAOB on December 16, 2021 or the Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China on August 26, 2022. However, if the PCAOB is unable to inspect our accounting firm in the future, our Common Stock may be delisted from or prohibited from trading on a national securities exchange.

The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us since we are an emerging growth company and substantially all of our operations are conducted in China. The Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of our Company or prohibition of trading in our Common Stock in the future if the PCAOB is unable to inspect our accounting firm at such future time. Further, the AHFCAA which was later signed into law in the Consolidated Appropriations Act, reduces the period for foreign companies to comply with PCAOB audits to two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading, and this ultimately could result in our Common Stock being delisted by an exchange.

The M&A Rules and certain PRC regulations may make it more difficult for us to pursue growth through acquisitions.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions, established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. Such regulation requires, among other things, that the Ministry of Commerce of the PRC, or the MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress which became effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Anti-Monopoly Bureau of State Administration for Market Regulation, or the Anti-Monopoly Bureau, before they can be completed. Therefore, our acquisitions of other entities that we make in the future (whether by ourselves or our subsidiaries) and that meets the thresholds for clearance, may be required to be report to and approved by the anti-monopoly law enforcement agency in the PRC, and we may be subject to penalty including but not limited to a fine of no more than RMB500,000 if we fail to comply with such requirement. In addition, PRC national security review rules which became effective in September 2011 require acquisitions by foreign investors of PRC companies engaged in military related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. On December 19, 2020, the Measures for the Security Review for Foreign Investment was jointly issued by National Development and Reform Commission (“NDRC”) and MOFCOM and took effect from January 18, 2021. The Measures for the Security Review for Foreign Investment specified provisions concerning the security review mechanism on foreign investment, including the types of investments subject to review, review scopes and procedures, among others. We may pursue potential strategic acquisitions that are complementary to our business and operations in the future. Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM or the Anti-Monopoly Bureau or its local counterparts or other relevant governmental authorities, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Moreover, Advanced Biomed HK may be subject to additional restrictions and government regulations if the Chinese government were to impose new laws and regulations or exert more control over Hong Kong’s business activities.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, issued by the PRC’s State Administration of Taxation (“SAT”) on December 10, 2009, where a foreign investor transfers the equity interests of a resident enterprise indirectly via disposition of the equity interests of an overseas holding company, or an “indirect transfer,” and such overseas holding company is located in a tax jurisdiction that (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report the indirect transfer to the competent PRC tax authority. The PRC tax authority will examine the true nature of the indirect transfer, and if the tax authority considers that the foreign investor has adopted an “abusive arrangement” to avoid PRC tax, it may disregard the existence of the overseas holding company and re-characterize the indirect transfer and as a result, gains derived from such indirect transfer may be subject to PRC withholding tax at a rate of up to 10%.

On February 3, 2015, the SAT issued the Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises, or SAT Bulletin 7, to supersede existing provisions in relation to the “indirect transfer” as set forth in SAT Circular 698, while the other provisions of SAT Circular 698 remain in force. Pursuant to SAT Bulletin 7, where a non-resident enterprise indirectly transfers properties such as equity in PRC resident enterprises without any justifiable business purposes and aiming to avoid the payment of enterprise income tax, such indirect transfer must be reclassified as a direct transfer of equity in PRC resident enterprise. To assess whether an indirect transfer of PRC taxable properties has reasonable commercial purposes, all arrangements related to the indirect transfer must be considered comprehensively and factors set forth in SAT Bulletin 7 must be comprehensively analyzed considering the actual circumstances. SAT Bulletin 7 also provides that, where a non-PRC resident enterprise transfers its equity interests in a resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Matters Concerning Withholding of Income Tax of Non-resident Enterprises as Source, or SAT Bulletin 37, which repealed the entire SAT Circular 698 and the provision in relation to the time limit for the withholding agent to declare to the competent tax authority for payment of such tax of SAT Bulletin 7. Pursuant to SAT Bulletin 37, the income from a property transfer, as stipulated in the second item under Article 19 of the Enterprise Income

Tax Law, shall include the income derived from transferring such equity investment assets as stock equity. The balance of deducting the equity’s net value from the total income from equity transfer shall be taxable income from equity transfer. Where a withholding agent enters into a business contract, involving the income specified in the third paragraph of Article 3 in the Enterprise Income Tax Law, with a non-resident enterprise, the tax-excluding income of the non-resident enterprise will be treated as the tax-including income, based on which the tax payment will be calculated and remitted, if it is agreed in the contract that the withholding agent shall assume the tax payable.

During the effective period of SAT Circular 698 and by the application of SAT Bulletin 7 and SAT Bulletin 37, some intermediary holding companies were looked through by the PRC tax authorities, and consequently the non-PRC resident investors were deemed to have transferred the PRC Subsidiary and PRC corporate taxes were assessed accordingly. It is possible that we or our non-PRC resident investors may at some point be at risk of being taxed under SAT Bulletin 7 and SAT Bulletin 37 and may be required to expend valuable resources to comply with SAT Bulletin 7 and SAT Bulletin 37 or to establish that we or our non-PRC resident investors should not be taxed under SAT Bulletin 7 and SAT Bulletin 37, which may have an adverse effect on our financial condition and results of operations or such non-PRC resident investors’ investment in the Company.

It may be difficult for overseas stockholders and/or regulators to conduct investigations or collect evidence within the PRC.

Stockholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in the PRC. For example, in the PRC, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside the PRC or otherwise with respect to foreign entities. Although the authorities in the PRC may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, or Article 177, the securities regulatory authority of the State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC, and that PRC entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within the PRC may further increase difficulties faced by you in protecting your interests.

Regulation and censorship of information disseminated over the Internet in the PRC may adversely affect our business, and we may be liable for content that is displayed on our website.

The PRC has enacted laws and regulations governing internet access and the distribution of products, services, news, information, audio-video programs and other content through the Internet. In the past, the PRC government has prohibited the distribution of information through the Internet that it deems to be in violation of PRC laws and regulations. If any of our Internet information is deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our PRC businesses, financial condition and results of operations. We may also be subject to potential liability for any unlawful actions of our customers or users of our website or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be prevented from operating our website in the PRC.

Additional factors outside of our control related to doing business in the Mainland China and Hong Kong could negatively affect our business.

Additional factors that could negatively affect our business include a potential significant revaluation of the RMB, which may result in an increase in the cost of operating in the PRC. Natural disasters or health pandemics impacting the PRC can also have a significant negative impact on our PRC businesses. Further, the imposition of trade sanctions or other regulations against products imported by us from, exported by us into, or the loss of “normal trade relations” status with the PRC could significantly increase our cost of products exported outside of or imported into the PRC and harm our business.

Payment of dividends is subject to restrictions under PRC laws.

Because of a variety of rules applicable to our operations in the PRC and the regulations on foreign investments as well as the applicable tax law, we may be subject to limitations on our ability to declare and pay dividends to our stockholders.

As a holding company, we may rely on dividends and other distributions from our Shanghai subsidiary for cash requirements. If our Shanghai subsidiary incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. To the extent cash or assets in the business is in the PRC or the Shanghai subsidiary, the cash or assets may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on our or Shanghai subsidiary’s ability by the PRC government to transfer cash or assets.

Current PRC regulations permit Chinese operating subsidiaries to pay dividends to foreign parent companies only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. The Shanghai subsidiary is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. While the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Cash dividends, if any, on our Common Stock will be paid in U.S. dollars. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if the Shanghai subsidiary incurs any debts, the existence of debts evidenced by the debt instruments may significantly limit its ability to pay dividends or make other payments. If we are unable to receive earnings distributions from the operating subsidiary in China, we would be unable to pay dividends on our shares.

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident stockholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our Shanghai subsidiary to our Hong Kong subsidiary, Advanced Biomed HK. Moreover, Advanced Biomed HK may be subject to additional restrictions and government regulations if the Chinese government were to impose new laws and regulations or exert more control over Hong Kong’s business activities. Our Shanghai subsidiary currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority.

As of the date of this Report, we have not paid, and do not anticipate paying in the foreseeable future, dividends or other distributions to our stockholders. Our Shanghai subsidiary has never paid any dividends or distributions outside of China. We presently intend to retain all earnings to fund our operations and business expansions.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

Risks Related to Nevada Corporate Laws

Nevada law and our charter documents provide our directors and officers with broad protection from liability, which could reduce stockholder rights.

We are incorporated under the laws of the State of Nevada. Nevada law provides directors and officers with broader discretion in the discharge of their duties, and greater protection from liability, than directors and officers of corporations incorporated in many other states. Except in cases of intentional misconduct, fraud, or a knowing violation of law, Nevada law generally provides that directors and officers are not personally liable to the corporation or its stockholders. As a result, stockholders may have more limited rights to challenge actions of our directors and officers, even when they believe those actions are not in their best interests. This limitation on liability could reduce the likelihood of derivative litigation against our directors and officers and may discourage or prevent stockholders from bringing a lawsuit, even in instances where they believe that directors or officers have acted improperly.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our articles of incorporation and bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. We are also required to advance the costs of certain legal defenses upon the indemnitee undertaking to repay such expenses to the extent it is determined that such person was not entitled to indemnification of such expenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors, or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Provisions in our articles of incorporation, our bylaws, and Nevada law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the trading price of our Common Stock.

Provisions of our articles of incorporation, our bylaws, and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the ability of stockholders to call special meetings only upon request of stockholders holding 80% of the shares entitled to vote at the meeting; and

●	the “business combinations” and “control share acquisitions” provisions of Nevada law (discussed below), to the extent applicable, could discourage attempts to acquire our stockholders’ stock even on terms above the prevailing market price.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Common Stock in an acquisition.

Nevada’s anti-takeover statutes could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

As a Nevada corporation, we are subject to provisions of the Nevada Revised Statutes (“NRS”) that may have the effect of discouraging, delaying, or preventing a change of control that stockholders may consider favorable. In particular, Nevada’s “business combination” statute (NRS 78.411–78.444) restricts certain transactions between a Nevada corporation and an “interested stockholder” (generally a person who owns 10% or more of the corporation’s voting shares) for up to two years after the person becomes an interested stockholder, unless certain conditions are met. Nevada’s “control share” statute (NRS 78.378–78.3793) also limits the voting rights of a person acquiring a “controlling interest” (generally 20% or more of a corporation’s voting shares), unless approved by the disinterested stockholders. These statutes, and similar provisions in our articles of incorporation and bylaws, may make it more difficult for a third party to acquire control of us without the approval of our board of directors and may discourage potential takeover attempts that stockholders might consider in their best interests.

Risks Related to our Common Stock

Our Common Stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Our Common Stock is currently listed on the Nasdaq Capital Market. We cannot predict whether investor interest in us will lead to the development of an active and liquid trading market. If an active trading market does not develop, holders of our shares of Common Stock may have difficulty selling our shares that may now be owned or may be purchased later. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

Our Chairman Dr. Yi Lu owns a substantial portion of our outstanding shares of Common Stock and could significantly influence the outcome of our corporate matters.

Our Chairman and Chief Executive Officer, Dr. Yi Lu, beneficially owns 31.00% of our outstanding shares of Common Stock. As a result, Mr. Lu is able to exercise significant influence over all matters that require us to obtain stockholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or sale of our company or its assets. This concentration of ownership in our shares by Mr. Lu will limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our Common Stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Risks Related to the ELOC Agreement

It is not possible to predict the actual number of shares of our Common Stock, if any, we will sell under the ELOC Agreement, or the actual gross proceeds resulting from those sales or the dilution to you from those sales. Further, we may not have access to the full amount available under the ELOC Agreement.

Pursuant to the ELOC Agreement, the Selling Stockholder will purchase from us, from time to time, up to 4,325,836 Common Stock (the “Resale Shares”), which equal to 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Agreement (the “Exchange Cap”), until such time as we obtain stockholder approval to issue in excess of 19.99% of our Common Stock upon the terms and subject to the conditions and limitations set forth in the ELOC Agreement; provided, however, that such limitations will not apply if we obtain stockholder approval to issue additional shares of Common Stock. In no event shall the number of shares of Common Stock issuable to the Selling Stockholder pursuant to an advance under the ELOC Agreement cause the aggregate number of shares of Common Stock beneficially owned (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) by the Selling Stockholder and its affiliates as a result of previous issuances and sales of Common Stock to the Selling Stockholder under the ELOC Agreement to exceed 4.99% of the then issued and outstanding Common Stock (the “Ownership Limitation).

The shares of our Common Stock that may be issued under the ELOC Agreement may be sold by us to the Selling Stockholder at our discretion from time to time until the earliest to occur of (i) the 24-month anniversary of the effective date of the ELOC Agreement or (ii) the date on which the Selling Stockholder has purchased the total Commitment Amount pursuant to the ELOC Agreement.

The ELOC Agreement provides that we may sell up to an aggregate of $25,000,000 of shares of our Common Stock to the Selling Stockholder, and we have therefore agreed to register shares of Common Stock with an aggregate offering price of up to $25,000,000 for resale under one or more registration statements, which includes the up to 10,000,000 shares of Common Stock registered offered by a registration statement.

We generally have the right to control the timing and amount of any sales of our Common Stock to the Selling Stockholder under the ELOC Agreement (the “Resale Offering”). Sales of our Common Stock, if any, to the Selling Stockholder under the ELOC Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the Selling Stockholder all, some or none of the Common Stock that may be available for us to sell pursuant to the ELOC Agreement. Accordingly, we cannot guarantee that we will be able to sell all of the Commitment Amount or how much in proceeds we may obtain under the ELOC Agreement. If we cannot sell securities under the ELOC Agreement, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could have a material adverse effect on our liquidity and cash position.

Because the purchase price per share of Common Stock to be paid by the Selling Stockholder for the Common Stock that we may elect to sell to under the ELOC Agreement, if any, will fluctuate based on the market prices of our Common Stock at the time we make such election, it is not possible for us to predict, as of the date of this Report and prior to any such sales, the number of shares of Common Stock that we will sell to the Selling Stockholder under the ELOC Agreement, the purchase price per share that the Selling Stockholder will pay for shares of Common Stock purchased from us under the ELOC Agreement, or the aggregate gross proceeds that we will receive from those purchases by the Selling Stockholder under the ELOC Agreement.

The actual number of shares of our Common Stock issuable will vary depending on the then current market price of shares of our Common Stock sold to the Selling Stockholder in the Resale Offering and the number of shares of our Common Stock we ultimately elect to sell to the Selling Stockholder under the ELOC Agreement. The Company shall not issue or sell any Common Stock pursuant to the ELOC Agreement, and the Selling Stockholder shall not purchase or acquire any Common Stock under the ELOC Agreement, if such shares, when aggregated with all other Common Stock issued pursuant to the ELOC Agreement and the transactions contemplated thereby, exceed the Exchange Cap. In no event shall the number of shares of Common Stock issuable to the Selling Stockholder pursuant to an advance under the ELOC Agreement cause Selling Stockholder to exceed the Ownership Limitation. Our inability to access a portion or the full amount available under the ELOC Agreement, in the absence of any other financing sources, could have a material adverse effect on our business or results of operation.

Investors who buy shares of Common Stock from the Selling Stockholder at different times will likely pay different prices.

Pursuant to the ELOC Agreement, we have discretion, to vary the timing, price and number of shares of Common Stock we sell to the Selling Stockholder. If and when we elect to sell shares of Common Stock to the Selling Stockholder pursuant to the ELOC Agreement, after the Selling Stockholder has acquired such shares, the Selling Stockholder may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from the Selling Stockholder in the Resale Offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from the Selling Stockholder in the Resale Offering as a result of future sales made by us to the Selling Stockholder at prices lower than the prices such investors paid for their shares in the Resale Offering. In addition, if we sell a substantial number of shares to the Selling Stockholder under the ELOC Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangements with the Selling Stockholder may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Future resales and/or issuances of shares of Common Stock, or the perception that such sales may occur, may cause the market price of our shares to drop significantly.

The shares of our Common Stock that may be issued under the ELOC Agreement may be sold by us to the Selling Stockholder at our discretion from time to time from the date of effectiveness of the registration statement on Form S-1 (File No. 333-288907) until the earliest to occur of (i) the 24-month anniversary of the effective date of the ELOC Agreement, or (ii) the date on which the Selling Stockholder has purchased the aggregate Commitment Amount.

The purchase price for shares of our Common Stock that we may sell to the Selling Stockholder under the ELOC Agreement will fluctuate based on the trading price of shares of our Common Stock. Depending on market liquidity at the time, sales of shares of our Common Stock may cause the trading price of shares of our Common Stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our Common Stock to the Selling Stockholder. Additional sales of shares of our Common Stock, if any, to the Selling Stockholder will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the Selling Stockholder all, some or none of the additional shares of our Common Stock that may be available for us to sell pursuant to the ELOC Agreement. If and when we do sell shares of our Common Stock to the Selling Stockholder, after the Selling Stockholder has acquired shares of our Common Stock, the Selling Stockholder may resell all, some or none of such shares of our Common Stock at any time or from time to time in its discretion and at different prices. Therefore, sales to the Selling Stockholder by us could result in substantial dilution to the interests of other holders of shares of our Common Stock. In addition, if we sell a substantial number of shares of our Common Stock to the Selling Stockholder under the ELOC Agreement, or if investors expect that we will do so, the shares held by the Selling Stockholder will represent a significant portion of our public float and may result in substantial decreases to the price of our Common Stock. The actual sales of shares of our Common Stock or the mere existence of our arrangement with the Selling Stockholder may also make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

The market price of shares of our Common Stock could drop significantly if the Selling Stockholder sells shares of Common Stock or is perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our Common Stock or other securities.

We may use proceeds from sales of our Common Stock made pursuant to the ELOC Agreement in ways with which you may not agree or in ways which may not yield a significant return.

We will have broad discretion over the use of proceeds from sales of our Common Stock made by Helena pursuant to the ELOC Agreement, including for any of the purposes described in the section entitled “Use of Proceeds” of our S-1, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. While we expect to use the net proceeds from the Resale Offering as set forth in “Use of Proceeds,” we are not obligated to do so. The failure by us to apply these funds effectively could harm our business, and the net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our Common Stock.

You will experience dilution if we issue additional equity securities in future financing transactions.

If we issue additional shares of Common Stock, or securities convertible into or exchangeable or exercisable for Common Stock, our stockholders, including investors who purchase shares of Common Stock in the Resale Offering, may experience dilution, and any such issuances may result in downward pressure on the price of our Common Stock. We also cannot assure you that we will be able to sell shares or other securities in any future offering at a price per share that is equal to or greater than the price per share paid by investors in the Resale Offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Nasdaq may apply additional and more stringent criteria for our continued listing because we had a small Initial Public Offering and insiders hold a large portion of our listed securities.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the continued listing of securities in Nasdaq, and Nasdaq may use such discretion to apply additional or more stringent criteria for the continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: (i) where the company engaged an auditor that has not been subject to an inspection by the Public Company Accounting Oversight Board (“PCAOB”), an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where the company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities. Nasdaq was concerned that the offering size was insufficient to establish the company’s initial valuation, and there would not be sufficient liquidity to support a public market for the company; and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital market, including having no U.S. stockholders, operations, or members of the board of directors or management. Our offering will be relatively small, and our company’s insiders will hold a large portion of the company’s listed securities. Nasdaq might apply the additional and more stringent criteria for our continued listing, which might cause delay or even denial of our continued listing.

If we cannot continue to satisfy the listing requirements and other rules of Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Although our securities are listed on the Nasdaq Capital Market, we cannot assure you that our securities will continue to be listed on the Nasdaq Capital Market. In order to maintain our listing on the Nasdaq Capital Market, we will be required to comply with certain rules of Nasdaq Capital Market, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. Even if we initially meet the listing requirements and other applicable rules of the Nasdaq Capital Market, we may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the Nasdaq Capital Market criteria for maintaining our listing, our securities could be subject to delisting.

On July 18, 2025, we received a written notice (the “Deficiency Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that, for the last 32 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no immediate effect on the listing or trading of our Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “ADVB.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days, or until January 14, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance by the end of the Compliance Period, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market (except for the bid price requirement), and provides written notice to Nasdaq of our intent to cure the deficiency during the second compliance period, including, if necessary, by effecting a reverse stock split.

We intend to monitor the closing bid price of our Common Stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement within the compliance period. However, if we do not regain compliance by the end of the Compliance Period and any additional compliance period, our Common Stock will be subject to delisting.

If the Nasdaq Capital Market subsequently delists our securities from trading, we could face significant consequences, including:

●	limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Common Stock;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price.

Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. If you purchase our Common Stock in the Resale Offering, you may not be able to sell those shares at or above the Initial Public Offering price or the Resale Offering price. In particular, our Common Stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices, given that we will have relatively small public floats after the Resale Offering, and the Selling Stockholder is offering Resale Shares through this Resale Offering. Such volatility, including any stock price run-ups, may be unrelated to our actual or expected operating performance, financial condition or prospects.

We cannot assure you that the market price following the Resale Offering will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time prior to the Resale Offering. The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the sale of Resale Shares by the Selling Stockholder in the open market;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant services or features, technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

●	In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. In the event that we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Holders of our Common Stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Common Stock. As a result of this volatility, investors may experience losses on their investment in our Common Stock. Furthermore, the potential extreme volatility may confuse the public investors of the value of our stock, distort the market perception of our stock price and our company’s financial performance and public image, negatively affect the long-term liquidity of our Common Stock, regardless of our actual or expected operating performance. If we encounter such volatility, including any rapid stock price increases and declines seemingly unrelated to our actual or expected operating performance and financial condition or prospects, it will likely make it difficult and confusing for prospective investors to assess the rapidly changing value of our Common Stock and understand the value thereof.

The purchase price of our Common Stock in the Resale Offering could be higher or lower than the IPO.

Our Common Stock was initially offered in a primary underwritten offering in March 2025 (the “IPO”). Although our Common Stock was offered at a fixed price in the IPO determined by the underwriters and us, we cannot guarantee that the Selling Stockholder will also offer their shares at the same price. As a result, if you participate in the Resale Offering, you could pay more or less than the price in our IPO, depending on the actual price of the Resale Shares at the time of the sale.

Shares eligible for future sale may adversely affect the market price of our Common Stock, as the future sale of a substantial amount of outstanding Common Stock in the public marketplace could reduce the price of our Common Stock.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market or the perception that these sales could occur, including the sale of Resale Shares by the Selling Stockholder. In addition, these factors could make it more difficult for us to raise funds through future offerings of our Common Stock. 21,640,000 shares of our Common Stock are outstanding immediately before the Resale Offering. All of the shares sold in the Resale Offering will be freely transferable without restriction or further registration under the Securities Act. Certain Common Stock are “restricted securities” as defined in Rule 144, as they are subject to lock-up in connection with our Initial Public Offering. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

We will not receive any proceeds from the Resale Offering.

We will incur additional costs as a result of becoming a public company, which could negatively impact our net income and liquidity.

We became a public company in March 2025. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, Sarbanes-Oxley and rules and regulations implemented by the SEC and the Nasdaq Capital Market require significantly heightened corporate governance practices for public companies. We expect that these rules and regulations will increase our legal, accounting and financial compliance costs and will make many corporate activities more time-consuming and costly.

We do not expect to incur materially greater costs as a result of becoming a public company than those incurred by similarly sized U.S. public companies. In the event that we fail to comply with these rules and regulations, we could become the subject of a governmental enforcement action, investors may lose confidence in us and the market price of our Common Stock could decline.

The obligation to disclose information publicly may put us at a disadvantage to competitors that are private companies.

We are a publicly listed company in the United States. As a publicly listed company, we will be required to file quarterly and annual reports with the Securities and Exchange Commission. In some cases, we will need to disclose material agreements or results of financial operations that we would not be required to disclose if we were a private company. Our competitors may have access to this information, which would otherwise be confidential. This may give them advantages in competing with our company. Similarly, as a U.S.-listed public company, we will be governed by U.S. laws that our competitors, which are mostly private Chinese companies, are not required to follow. To the extent compliance with U.S. laws increases our expenses or decreases our competitiveness against such companies, our public listing could affect our results of operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

We recognize the importance of identifying, assessing, and managing material risks from cybersecurity threats, as defined in Item 106(a) of Regulation S-K. Our risk management program is designed to detect, evaluate, and mitigate cybersecurity risks, and is informed by applicable laws, regulations, and industry best practices.

Our Chief Executive Officer oversees our cybersecurity program and leads our incident response efforts. The incident response team is cross-functional, drawing members from cybersecurity, IT support, mining operations, software engineering, compliance, legal, contractors, and partners.

When a potential incident is detected, the cybersecurity team validates it before escalating to the incident response team for triage. Significant incidents are escalated to executive management. Response actions such as allocating resources, setting priorities, creating action plans, and notifying external parties are directed by the Chief Executive Officer in coordination with the cross-functional working group. We also consult outside counsel on materiality assessments and disclosure decisions, with executive management making the final determinations.

In 2025, we did not identify any cybersecurity threats that materially affected, or are reasonably likely to materially affect, our strategy, operations, or financial condition. However, no program can eliminate all risks, and we cannot guarantee that undetected incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for further details.

ITEM 2. Properties

We currently lease three properties for our Taiwan R&D center, which covers an area of 450 square meters. The lease of Haihuan Street expires on May 29, 2026; the lease of 689-86 Xiaodong Street expires on July 14, 2027; and the lease of 689-85 Xiaodong Road expires on July 14, 2026. Pursuant to an equipment use contract with the adjacent TSRI, Taiwan R&D center can use the TSRI’s various semiconductor manufacturing equipment manufacturing and precision micro-nano processing equipment to carry out concept presentation and cross-scale composite structure of each R&D process, chip technology research and development, rapid chip trial production, material testing, and thin film production. We believe that we will be able to obtain adequate facilities, principally through leasing, to accommodate our future expansion.

Shanghai office is located in Shanghai Bay Valley Science and Technology Park (“Bay Valley”), adjacent to Shanghai Pulmonary Hospital and Fudan University Life Research Institute. The leased area is 1267.98 square meters, and the lease term is from October 16, 2024 to October 15, 2025.

The geographic location of our Taiwan R&D center provides access to supply of graduates from the local Chenggong University for R&D personnel. Its vicinity to Taiwan Semiconductor Research Center, Yongkang Industrial Zone, and Chengda Hospital enables us to form a good research and development ecosystem for biomedical testing of our devices and chips. The location also enables us to integrate nearby resources of the semiconductor micro-manufacturing related facilities, precision processing industry community, hospital biological treatment and preservation facilities and other resources required for our research and development process.

ITEM 3. Legal Proceedings

We may from time to time be subject to legal and administrative proceedings and claims that arise in the ordinary course of business. We are not aware of any pending or threatened material legal or administrative proceedings against us. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on future results.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Stock Market under the symbol “ADVB.”

Holders of Record

As of June 30, 2025, we had approximately 11 holders of record of our Common Stock, including CEDE & CO. The number of beneficial owners may be substantially greater than the number of stockholders of record because our Common Stock may be held in “street name” by brokers, banks, and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying any cash dividends on our shares in the foreseeable future. It is presently intended that we will retain our earnings for future operations and expansion.

Within the organization, investor cash inflows have all been received by Advanced Biomed Inc., the parent Nevada entity. Cash to fund our operations is transferred from: (i) the Nevada parent to its operating companies through capital contributions; and (ii) operating companies to other operating companies through capital contributions.

As a holding company, Advanced Biomed Inc. may rely on dividends and other distributions on equity paid by its subsidiaries for its cash and financing requirements. If any of our subsidiaries incur debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. As of the date of this Report, neither we nor any of our subsidiaries have ever paid dividends or made distributions.

We had a net loss in fiscal years 2025 and 2024 does not expect to distribute earnings in the near future. Going forward, Advanced Biomed intends to continue to invest profit generated from its business operations to invest in new markets or business lines.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Report. You should carefully read the “Risk Factors” section of this Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

A+PerfusC™ system, our latest development, is a compact, all in one perfusion-based 3D cell culture incubator engineered to replicate human physiological conditions to form 3D tumor spheroids/organoids in vitro. The system supports up to 12 days of continuous, hands-free culture, reducing the risk of human error and contamination. By maintaining uniform nutrient delivery and preventing waste accumulation, the platform promotes tumor spheroid and organoid formation, enhancing cell viability, growth, and drug response predictability.

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

We also developed a product for early screening of lung cancer, the A+LCGuard Lung Cancer Early Screening Kit (“A+LCGuard”), which is used to assist in the determination of benign and malignant pulmonary nodules. From August 2020 to September 2022, we finalized the research, design, and development of A+LCGuard. A+LCGuard is Class III medical devices and is required to conduct clinical trials before completing the registration process. We plan to begin A+LCGuard’s clinical research in November 2025. Specifically, in June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of October 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of November 2025. We believe the results of the clinical research will inform the work plan for future large-scale clinical trials, minimizing waste from an excessively large sample size or insufficient statistical power due to a sample size that is too small. We recognize that the clinical research results may differ from expectations and may not support our expected progression to clinical trials. If so, we plan to promptly optimize the product, adjust participant group selection, and modify the final protocol for large-scale clinical trials. However, we cannot guarantee that any clinical research or trial will meet our anticipated outcomes. Furthermore, delays in obtaining ethical approval or recruiting participants could prevent the clinical research from being completed on schedule. Such delays could subsequently postpone the large-scale clinical trial and ultimately the product launch date.

All of our products must go through three steps to receive the required clearance from the NMPA before they can be sold to customers. The three steps are research and development, registration application, and registration review, which must be done in that order. At the registration application stage, we have to assemble all the required application materials, complete clinical trials (if required by NMPA), and work with an NMPA accredited third-party organization to examine our products in accordance with NMPA rules. NMPA will review our application during the registration review period and may request additional information before officially approving or denying our applications. Currently, A+Pre and AC-1000 and their corresponding chips have been cleared by the NMPA; A+SCDrop, A+CellScan, A+CellScan Chip, and A+LCGuard are at the registration application stage; the four matching immunostaining kits are under registration review. As of the date of this Report, we have not applied for similar clearances from other jurisdictions.

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

We are looking for suitable locations in the states of California and Washington for our planned expansion to the North America market. We aim to complete site selection and personnel recruitment in the United States in January 2026 and start product registration, testing and production afterward. Our US subsidiary will be responsible for the production and registration of our equipment and related products in the US. Production, testing, and clinical trials in our US market will be conducted in accordance with US regulations, and clinical data from trials conducted in China will not be used to establish product standards. In addition, we plan to break into the European market in January 2026 and conduct localized management and operations in accordance with European regulations. In 2026, we plan to also start the localized registration of our IVD products in Europe. As of the date of this Report, we have not conducted any clinical trials for our products.

However, as of the date of this Report, we have not commenced sales of our products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until we have completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products. Due to differences in regulatory and clinical registration requirements, we may not be able to obtain device and product approvals or provide product service on time. We expect to be in a state of continuous loss for the next two to three years.

Results of Operations

For the years ended June 30, 2025 and 2024, the Company conducted its business through Advanced Biomed Taiwan and Shanghai Sglcell’s subsidiaries as research and development centers for technology research and product development.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2025 and 2024

	Years Ended June 30,
	2025	2024	Change
Operating expenses:	$	$	$
Research and development	(909,771)	(880,193)	(29,578)	3%
General and administrative expenses	(2,111,265)	(1,661,379)	(449,886)	27%

Total operating expenses	(3,021,036)	(2,541,572)	(479,464)	19%

Interest income	24,915	53,495	(28,580)	(53)%
Other expense, net	(262,848)	(294,201)	31,353	(11)%
Loss before tax expense	(3,258,969)	(2,782,278)	(476,691)	17%
Income tax expense	-	-	-	nm %
Net Loss	(3,258,969)	(2,782,278)	(476,691)	17%

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through June 30, 2025 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

Our research and development expenses are primarily related to research and development of microfluidic biochip technology and its application in precision medicine in the field of oncology, including early cancer screening and detection, diagnosis and staging, treatment selection, and patient prognosis.

For the years ended June 30, 2025 and 2024, we incurred research and development expenses of $910 thousand and $880 thousand, respectively. The research and development expenses slight increased by approximately $30 thousand or 3% for the year ended June 30, 2025 mainly due to increase in clinical development activities. We plan to begin the clinical research for A+LCGuard in November 2025, and we anticipate the clinical research will end in May 2026.

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024	Change
	$	$	$
Staff costs	503,788	761,257	(257,469)	(34)%
Depreciation and amortization	343,830	399,602	(55,772)	(14)%
Travelling and entertainment	37,955	18,843	19,112	101%
Legal and professional fees	1,003,489	350,000	653,489	187%
Property and related expenses	26,703	73,853	(47,150)	(64)%
Office supplies and upkeep expenses	110,386	11,443	98,984	196%
Miscellaneous expenses	85,114	46,381	38,733	84%
	2,111,265	1,661,379	449,886	27%

For the years ended June 30, 2025 and 2024, our general and administrative expenses amounted to $2.1 million and $1.7 million, respectively. The increase in administrative expenses by approximately $0.4 million or 27% for the year ended June 30, 2025, is mainly attributable to the decrease in the staff costs, depreciation and amortization, and property and related expenses which offset by the increase in travelling and entertainment expenses, legal and professional fees, office supplies and upkeep expenses and miscellaneous expenses.

For the years ended June 30, 2025 and 2024, our other expense, net amounted to $(0.3) million and $(0.3) million, respectively. There’s no significant change from the year ended June 30, 2024 to 2025.

Net Loss for the Year

As a result of the foregoing, our net loss for the year ended June 30, 2025 was $3.3 million, compared to a loss from operations of $2.8 million for the year ended June 30, 2024.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Liquidity and Capital Resources

Our liquidity and working capital requirements are primarily related to our research and development and operating expenses. Historically, we have met our working capital and other liquidity requirements primarily through a combination of cash generated from stockholders’ advances to the company. Going forward, we expect to fund our working capital and other liquidity requirements from various sources, including but not limited to cash generated from our operations, loans from banking facilities, the net proceeds from the Initial Public Offering and other equity and debt financings as and when appropriate.

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the financial year ended June 30, 2025 and 2024, the Company reported net loss of $3,258,969 and $2,782,278, respectively. As of June 30, 2025 and 2024, the Company’s working capital surplus was $3,143,443 and $318,650 respectively. In addition, the Company had net cash outflows of $5,825,055 and $2,126,340 from operating activities for the financial year ended June 30, 2025 and 2024, respectively. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

As circumstances warrant and to sustain its ability to support the Company’s operating activities, the Company may consider supplementing its available sources of funds through the following sources:

●	raise additional capital; and

●	cash generated from upcoming operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

Management has commenced strategies to raise debts from related parties and stockholders and equity. The Company certain related parties have waived off the amount due to them as of June 30, 2024 amounted to $2,820,624 in order to improve the Company’s working capital. The Company completed its initial public offering in 2025. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses.

On June 6, 2025, the Company entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which the Company have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000,000) of the Company’s Common Stock, subject to terms and conditions set forth in the ELOC Agreement.

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $2,903,915 as of June 30, 2025 will be sufficient to meet our research and development and operating expenditures for a minimum period of approximately twelve months from the date of this Report.

However, there can be no certainty that these additional financings will be available on acceptable terms or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the financial years ended June 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Material Cash Requirements

Our cash requirements consist primarily of day-to-day operating expenses, research and development expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease our R&D center and office. We expect to make future payments on existing leases from cash generated from operations.

We had the following contractual obligations and lease commitments as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	41,690	35,811	5,879	-	-
Total obligations	41,690	35,811	5,879	-	-

Working Capital

	June 30,	June 30,
	2025	2024	Change
Total current assets	$6,032,571	$3,051,110	$2,981,461
Total current liabilities	(2,889,128)	(2,732,460)	(156,668)
Net current assets	$3,143,443	$318,650	$2,824,793

As of June 30, 2025 and 2024, the Company’s working capital surplus was $3,143,443 and $318,650, respectively. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next two months from the date of this Report, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the fiscal years ended June 30, 2025 and 2024:

	Years ended June 30,
	2025	2024
	$	$

Cash at beginning of the year	2,607,973	2,622,279

Net cash used in operating activities	(5,825,055)	(2,126,340)
Net cash used in investing activities	(31,650)	(74,110)
Net cash provided by financing activities	5,934,301	1,866,820
Foreign currency effect	218,346	319,324

Net increase (decrease) in cash	295,942	(14,306)

Cash at end of the year	2,903,915	2,607,973

Cash Flow from Operating Activities

During the years ended June 30, 2025 and 2024, the operating activities were primarily comprised the research and development activities, staff costs and administrative expenses.

Our net cash used in operating activities primarily reflected our net loss, as adjusted for non-operating items, such as non-cash depreciation and amortization and effects of changes in working capital such as decrease in prepaid expenses and other current assets and increase or decrease in accounts payables, accruals and other current liabilities.

For the year ended June 30, 2025, our net cash used in operating activities was approximately $5.8 million, which primarily reflected our net loss of approximately $3.3 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.3 million, positively offset by (ii) increase in prepaid expenses and other current assets of approximately $2.7 million.

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

For the year ended June 30, 2025, our net cash used in investing activities was approximately $0.03 million, primarily attributable to the purchase of equipment.

For the year ended June 30, 2024, our net cash used in investing activities was approximately $0.08 million, primarily attributable to the purchase of equipment.

Cash Flow from Financing Activities

Our cash flows from financing activities primarily consists of proceeds from issuance of shares.

For the year ended June 30, 2025, our Company recorded net cash generated from financing activities of approximately $5.9 million, which was mainly attributable to the proceeds from issuance of shares of approximately $5.5 million.

For the year ended June 30, 2024, our Company recorded net cash generated from financing activities of approximately $1.9 million, which was mainly attributable to the initial public offering costs and certain expenditures paid on behalf by the related parties and loans from the related parties totaling approximately $1.9 million.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included elsewhere in this Report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. Significant accounting estimates reflected in our consolidated financial statements include the useful lives for equipment and intangible assets, fair value of financial instruments, assumptions used in assessing right of use assets, impairment of equipment and intangible assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from these estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Patents represent the estimated fair value assigned to finite-lived intangible assets acquired in a transaction that is accounted for as an acquisition of assets rather than a business combination are initially recognized in accordance with other application GAAP. Any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally six years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. The Company had previously recognized an impairment loss on certain intangible assets in prior years. The remaining intangible assets were assessed for impairment as of the balance sheet date, and management concluded that no further impairment was required.

Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. As of June 30, 2025 and 2024, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

Equipment, net

Equipment, net are stated at cost less accumulated depreciation and impairment, if any, and depreciated on a straight-line basis over the estimated useful lives of the assets. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its intended use. The estimated useful lives are as follows:

Category	Estimated useful lives

Lab equipment	3 to 5 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 5 years
Leasehold improvements	3 years

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

Cash

Cash consist of cash on hand, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. As of June 30, 2025, cash balances of $2,836,037 and $14,306 were maintained at financial institutions in Taiwan and the PRC, respectively. PRC and Taiwan laws and regulations impose certain restrictions on our ability to transfer cash between countries and between our subsidiaries. ash may be transferred within our organization in the following manners: (i) Advanced Biomed may transfer funds to our subsidiaries, including our Shanghai subsidiary, by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise; (ii) we and our intermediate holding subsidiaries may provide loans to our operating subsidiaries and vice versa; and (iii) our subsidiaries, including our Shanghai subsidiary, may make dividends or other distributions to us through intermediate holding companies or otherwise. As of the date of this Report, Advanced Biomed made fourteen capital contributions to Advanced Biomed Taiwan and Advanced Biomed HK to support their research and development.

Date	Receiving Entity	Amount (US$)
June 29, 2022	Advanced Biomed Taiwan	2,500,000
October 11, 2022	Advanced Biomed Taiwan	86,000
October 24, 2022	Advanced Biomed HK	100,000
October 26, 2022	Advanced Biomed HK	500,000
November 7, 2022	Advanced Biomed Taiwan	122,000
December 2, 2022	Advanced Biomed HK	110,000
December 14, 2022	Advanced Biomed Taiwan	85,000
October 10, 2023	Advanced Biomed HK	70,000
December 5, 2023	Advanced Biomed HK	300,000
April 9, 2024	Advanced Biomed HK	150,000
November 22, 2024	Advanced Biomed HK	110,000
March 13, 2025	Advanced Biomed HK	2,000,000
March 20, 2025	Advanced Biomed Taiwan	500,000
March 20, 2025	Advanced Biomed HK	550,000

Other than the transfers in the table above, we have not made any distribution of dividends or assets, cash transfers, capital contributions or loans among the holding company or any of our subsidiaries. Any loans from us or our holding subsidiaries outside of Mainland China to our Shanghai subsidiary, which is treated as a FIE under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Such loans to our FIE subsidiary to finance its activities must be registered with the SAFE or its local counterparts. PRC laws, regulations and judicial interpretations thereof do not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations by way of short term interest free loans as long as they comply with relevant laws and procedures. In the future, cash proceeds raised from overseas financing activities, including any securities offerings, may be transferred by us to our Taiwan and Hong Kong subsidiaries and Shanghai subsidiary via capital contributions or shareholder loans. As of the date of this Report, Advanced Biomed has not made dividend or other distributions to our stockholders. Advanced Biomed may pay dividends to our stockholders subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. As a holding company, Advanced Biomed may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and liquidity requirements, including payment of any debt we may incur outside of China and our expenses. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To the extent cash or assets in the business is in the PRC or the Shanghai subsidiary, the cash or assets may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on our or our subsidiaries’ ability by the PRC government to transfer cash or assets or distribute earnings within our group or to U.S. investors. PRC laws and regulations applicable to our Shanghai subsidiary permit payments of dividends only out of their retained earnings, if any, determined in accordance with applicable accounting standards and regulations. Our Shanghai subsidiary may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, our subsidiaries are required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits to discretionary funds. These reserve funds and discretionary funds are not distributable as cash dividends. Furthermore, dividends paid by our Shanghai subsidiary to its parent companies will be subject to a 10% withholding tax, which can be reduced to 5% if certain requirements are met. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any, or transfer cash within our group, across border, or to U.S. investors. Additionally, current Taiwan regulations only permit our Taiwan subsidiary to pay dividends to its shareholders out of its accumulated profits, and Advanced Biomed Taiwan must set aside at least 10% of its accumulated profits each year and use it to make up previous losses, if any. The statutory reserve cannot be distributed as cash dividends. As of the date of this Report, no dividends, transfers, or distributions have been made within our group or to stockholders. We presently intend to retain all earnings to fund our operations and business expansions and have no plan to distribute earnings to stockholders. We do not anticipate paying dividends or other distributions to our stockholders, including U.S. investors, in the foreseeable future. See the relevant discussions in Risk Factors.

Risk of loss is not expected by management. A hypothetical 10% change in average interest rates during 2025 would not have a material impact in annual interest income.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and 2024, except for the impairment loss on intangible assets recognized, no further impairment of long-lived assets was recognized.

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

As of June 30, 2025 and 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash on hand, the Company’s demand deposit placed with financial institutions and other receivables. Bank and cash balances are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of June 30, 2025 and 2024, bank and cash balances of $2.9 million and $2.6 million, respectively were maintained at financial institutions in Taiwan and China, of which approximately $2.9 million and $2.6 million, respectively, was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The maximum exposure to credit risk is the carrying amounts of cash and bank balances presented on the consolidated statements of financial position.

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

Trend Information

Other than as disclosed elsewhere in this Report, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our profitability, liquidity, or capital resources, or that would cause reported financial information not necessarily indicative of future operating results or financial condition.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are not exposed to interest rate risk while we have no bank loans outstanding.

As of June 30, 2025 and 2024, bank and cash balances of approximately $2.9 million and $2.6 million, respectively, were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during 2025 would not have a material impact in annual interest income.

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

Impairment of intangible assets

The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Accounting standards require that if the sum of the future cash flows expected to result from a company’s asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset. As disclosed in note 6 to the consolidated financial statements for the years ended June 30, 2025 and 2024, the intangible asset related to acquired patents are carried forward through the acquisition of Shanghai Sglcell since the year ended June 30, 2022.

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

The Company had previously recognized an impairment loss on certain intangible assets in prior years. The remaining intangible assets were assessed for impairment as of the balance sheet date, and management concluded that no further impairment was required.

The management has assessed that risk related to using different assumptions and analyze their sensitivity to change based on outcomes that are deemed reasonably likely to occur and concluded any change would not have affected our liquidity and capital resources with the impairment recognized as of June 30, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to income Tax Disclosures. The amendment in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted ASU 2023-09 on July 1, 2024 and the adoption of the standard did not have a material impact to the overall financial presentation. See Note 10 for further information.

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Award. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company believes the future adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These issues to remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our management has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all potential misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management, including our chief executive officer and chief financial officers, assessed the effectiveness of internal control over financial reporting as of June 30, 2025 using the criteria set forth in the report “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the management concluded that our internal control over financial reporting was ineffective as of June 30, 2025.

The material weaknesses identified relate to (i) our lack of a sufficient number of finance and accounting personnel or sufficiently trained finance and accounting personnel, as well as comprehensive accounting policies in accordance with U.S. GAAP financial reporting; and (ii) our internal control policy does not have a proper approval mechanism, and our lack of internal controls on performing periodic reviews of user accounts and their level of authorization in the financial systems. We plan to implement a number of measures to remedy these material weaknesses. To remedy the identified material weakness and the other control deficiencies, we have implemented and will continue to implement initiatives to improve our internal control over financial reporting to address the material weaknesses that have been identified, including: (i) obtain additional resources, including experienced staff with U.S. GAAP and SEC reporting knowledge, to strengthen the financial reporting function and to set up financial and system control framework; (ii) conducting regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, including sending our financial staff to attend external U.S. GAAP training courses; and (iii) optimizing our financial systems by establishing a proper approval mechanism and performing periodic reviews of users accounts and their level of authorization.

ITEM 9B. Other Information

Not Applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Report, their positions held and the year they commenced service with the Company.

Name	Age	Position with the Company
Yi Lu, Ph.D.	59	Chairman of the Board and Chief Executive Officer
Mingze Yin	35	Chief Financial Officer
Steven I-Fang Cheng, Ph.D.	44	Director and Chief Technology Officer
Jing Zhang	46	Independent Director and Chair of the Audit Committee
Cheang I Kei	29	Independent Director and Chair of the Compensation Committee
Mingyue Cai	47	Independent Director and Chair of the Nominating and Corporate Governance Committee

Dr. Yi Lu has served as our Chairman of the Board since November 2022 and as our Chief Executive Officer since March 2024. He has been the Chairman and Chief Science Officer of Advanced Biomed Taiwan since June 2014. He was the Chairman of HFC Semiconductor from January 2020 to October 2022 and was responsible for the company’s strategic development. Dr. Lu previously served as Chairman of Nextchip Semiconductor Corporation, a semiconductor foundry specializing in integrated circuit production, from February 2016 to December 2019 and led the company to launch the first 12-inch integrated circuit production line in Anhui Province with an investment of RMB20 billion. From January 2004 to December 2007, he was the senior executive of Cypress Semiconductor, overseeing the company’s business operation. From May 2001 to January 2004, he was the founder, Chairman and CEO of Cascade Semiconductor, which was acquired by Cypress Semiconductor Corporation (Nasdaq: CY), and managed the overall operations of the company. Dr. Lu received a Doctor of Philosophy from the University of Florida in 1994. Dr. Lu has a wealth of experience in successful entrepreneurship and has extensive experience in the fields of technology management, market management, and operations. He has a clear strategic orientation and has established a clear strategic plan for us. We believe Dr. Lu’s significant experience in the United States and China qualifies him to serve as a member of our board of directors.

Mr. Mingze Yin has served as our Chief Financial Officer since November 2022. He has over 11 years of experience in the financial and investment banking industry. He has been the Chief Financial Officer of Shanghai Sglcell Biotech Co., Ltd. since January 2021 and oversees its finance department. From March 2017 to December 2021, Mr. Yin was Director of Shanghai Guangdian Asset Management Co., Ltd., where he participated in all major corporate decisions and financial compliance matters. From February 2020 to November 2020, he was an independent director of TMSR Holding Company Limited (Nasdaq: TMSR) and a member of its Audit Committee, Nominating and Governance Committee, and Compensation Committee. From February 2018 to November 2018, Mr. Yin was the investors relations manager of Planet Green Holdings Corp. (NYSE: PLAG). From November 2015 to February 2017, Mr. Yin was a senior manager of the Investment Banking Department of Zhongshan Securities Co., Ltd. From October 2012 to October 2015, he was the senior audit manager of BDO China Shu Lun Pan Certified Public Accountants LLP. Mr. Yin is a certified internal auditor and obtained his Bachelor of Management from Jiangsu Haiyang University in 2011.

Dr. Steven I-Fang Cheng has served as our Chief Technology Officer since November 2022 and as our director since May 2025, respectively. In 2014, Dr. Cheng joined Advanced Biomed Taiwan. as a co-founder and CTO. Since 2013, he was an associate research fellow (Principal Investigator) in TSRI. His professional research expertise includes biomicrofluidics, biosensors, cancer diagnosis and infectious detection, micro/nano fabrication technology, on-chip drug screening, electrokinetics/electrical analysis and their biomedical applications, patent design and implantation. He received his Master of Science degree from Department of Biomedical Engineering of National Cheng Kung University in Taiwan in 2007 and received his Ph.D. degree from Institute of Nanotechnology & Microsystems Engineering at National Cheng Kung University in 2010. He has great experience in cross-disciplinary integration development and novel techniques/products creation on biomedical research. He also has great professional capability and personality characteristic to lead and co-operate with our top researchers from many different fields.

Jing Zhang has served as our independent director and the Chair of the Audit Committee since February 2025. Ms. Zhang has more than 25 years of working experience in financial management. Since July 2013, Ms. Zhang has been the Chief Financial Officer of Shanghai Xun Yang Network Technology Co., Ltd. From September 2022 to February 2023, Ms. Zhang served as an independent director and the chair of the audit committee of Code Chain New Continent Limited Co., Ltd. (NASDAQ: CCNC). From March 2009 to July 2013, Ms. Zhang served as the financial manager of Shanghai Branch of Jiangsu Zi Guang Intelligence Co., Ltd. From March 1999 to February 2009, Ms. Zhang served as the accountant and financial director of the Finance Department of the Eight Five Hospital. Ms. Zhang graduated from Zaozhuang University in 1999.

Cheang I Kei has served as our independent director and the Chair of the Compensation Committee since February 2025. Ms. Cheang has been the legal senior manager at Luso International Banking Ltd. since October 2022. She served as the legal manager at Bank of China (Macau) from May 2019 to October 2022. She was the legal assistant at Luso International Banking Ltd. between August 2016 and May 2019. Ms. Cheang is experienced in corporate governance matters and day to day administrative affairs, which we believe makes her a suitable member to our Board. Ms. Cheang received her bachelor’s degree in Chinese-English translation and interpretation from Macau Polytechnic University in 2016.

Mingyue Cai has served as our independent director and the Chair of the Nominating and Corporate Governance Committee since February 2025. Mr. Cai has been the Vice President at Yitu Safety Technology (Shenzhen) Co., Ltd., a PRC company engages in artificial intelligence development and application. From February 2020 to April 2024, Mr. Cai worked as an independent director and the chair of compensation committee of GD Culture Group Limited (NASDAQ: GDC). From November 2009 to August 2017, he was an administrative director at Rugao Port Group Co., Ltd., a PRC company that focuses on port logistics, industrial park construction and timber, coal and ore trade. From June 2004 to October 2009, Mr. Cai worked as a manager at Shanghai Rishan Environmental Protection Technology Co., Ltd., a PRC company that distribute and retail environmentally friendly cleaning products. Mr. Cai graduated from China Central Radio & TV University in 2015 with a major in administration.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors or executive officer.

Board of Directors

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

The board of directors has determined to comply with the Nasdaq Listing Rules with respect to certain corporate governance matters. We also intend to comply with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 within the applicable time frame.

Director Independence

The board of directors has reviewed the independence of our directors, applying the Nasdaq independence standards. Based on this review, the board of directors determined that Jing Zhang, Cheang I Kei, and Mingyue Cai are independent within the meaning of the Nasdaq rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfil their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our board of directors established standing committees in connection with the discharge of its responsibilities in February 2025. These committees include an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Our board of directors will adopt written charters for each of these committees. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee is composed of three of our independent directors: Jing Zhang (Chair), Cheang I Kei and Mingyue Cai. The Board has determined that Jing Zhang qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of Nasdaq, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and the financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management; and

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm.

Compensation Committee

Our compensation committee is composed of three of our independent directors: Cheang I Kei (Chair), Jing Zhang, and Mingyue Cai. The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers;

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs; and

●	appointing and overseeing any compensation consultants or advisors.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is composed of three of our independent directors: Mingyue Cai (Chair), Jing Zhang, and Cheang I Kei. The Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	evaluating the independence of directors and director nominees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s code of business conduct; and

●	overseeing the evaluation of the Company’s management.

Code of Ethics

We have adopted our code of business conduct (the “code of business conduct”) that applies to all directors, executive officers and employees, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Copies of the code of business conduct and charters for each of our board committees will be provided without charge upon request from us and will be posted on our company website. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Recovery of Erroneously Awarded Compensation

We have adopted an executive incentive compensation recovery policy pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq (the “Listing Standards”) to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement, which became effective in February 2025.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Outstanding Equity Awards

There were no outstanding equity awards as of June 30, 2025.

Role of Board in Risk Oversight Process

Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of the Company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate.

While management is responsible for assessing and managing risks to the Company, our board of directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and standing committees of our board of directors. Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our Common Stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended June 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were not filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended June 30, 2025 and 2024.

Summary Compensation Table

The following table presents the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended June 30, 2025 and 2024.

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yi Lu	2025	-	-	-	-	-	-
	2024	-	-	-	-	-	-
Mingze Yin	2025	161,743	-	-	-	-	-
	2024	-	-	-	-	-	-
Steven I-Fang Cheng	2025	-	-	-	-	-	-
	2024	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2025.

Share Incentive Plans

Effective March 30, 2023, our Stock Incentive Plan (the “2023 Plan”) was approved by our Board of Directors. Under the 2023 Plan, the Board of Directors may grant options or purchase rights to purchase Common Stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 15 million shares of our Common Stock are subject to the 2023 Plan and maybe either a qualified or non-qualified stock option. The shares issued for the 2023 Plan may be either treasury or authorized and unissued shares. As of June 30, 2025, we have granted no stock options to purchase any shares of our Common Stock under the 2023 Plan.

Employment Agreements with Our Named Executive Officers and Potential Payments Upon Termination or Change in Control

Not applicable.

Director Compensations

For the fiscal year ended June 30, 2025, we and our subsidiaries paid aggregate cash compensation of approximately $8,000 to our executive and non-executive directors as a group. Our Chief Executive Officer and Chief Technology Officer are executive directors whose compensation were disclosed under “Item 11 - Executive Compensation - Summary Compensation Table.” We do not pay or set aside any amounts for pensions, retirement or other benefits for directors.

The following table shows the compensation paid to our non-employee directors during the year ended June 30, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Cheang I Kei	$8,000	-	-	-	-	-	$8,000

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our Common Stock as of the date of this Report, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on an aggregate of 21,640,000 shares of Common Stock outstanding as of June 30, 2025. The following table sets forth certain information known to us with respect to the beneficial ownership of Common Stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally define beneficial ownership to include any shares over which a person exercises sole or shared voting or investment power. Such determination is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, we believe, based on the information furnished to us, that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. None of the stockholders listed in the table are a broker-dealer or an affiliate of a broker dealer.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares(2)
Directors and Officers
Yi Lu	6,708,000	31.00%
Mingze Yin	-	-
Steven I-Fang Cheng(3)	742,560	3.43%
Jing Zhang	-	-
Cheang I Kei	-	-
Mingyue Cai	-	-
All officers and directors as a group (four persons)	7,450,560	34.43%

5% Stockholders
Hung To Pau	3,524,500	16.28%
Advance On Ventures Limited(4)	2,184,000	10.09%
Yimin Jin	1,755,000	8.10%
Xiaoyuan Luo	1,398,000	6.46%
Nanzhen Shen	1,209,000	5.59%

(1)	Unless otherwise indicated, the business address of each of the individuals is 689-85 Xiaodong Road, Yongkang District, Tainan, Taiwan.

(2)	Based on 21,640,000 shares issued and outstanding as of June 30, 2025.

(3)	Represents 742,560 shares beneficially owned by Mr. Steven I-Fang Cheng through Advance On Ventures Limited, a company incorporated in the British Virgin Islands, in which Mr. Cheng owns 34% equity interests. The registered address of Advance on Ventures Limited is Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

(4)	Chen-Yi Lee is the sole director and a 25% shareholder of Advance On Ventures Limited. Ms. Lee is the controlling person and has sole voting and dispositive power over shares beneficially owned by Advance on Ventures Limited.

On June 6, 2022, we entered into an investment agreement with Hanyu Assets Co., Ltd. (“Hanyu”). Under this agreement, Hanyu will invest US$2.5 million in the Company to acquire a 2.5% equity interest in the Company after the transaction, and Hanyu must pay US$2.5 million before June 30, 2022 to the Company’s designated bank account. Hanyu transferred US$2.5 million to us on June 29, 2023. This agreement can only be terminated by mutual agreement in writing. The formation, validity, interpretation, performance, and settlement of disputes arising from this agreement will be governed by the laws of the State of New York.

On June 6, 2022, we entered into an investment agreement with Newlink Technology Inc. (“Newlink”). Under this agreement, Newlink will invest HK$8,000,000 to acquire a 1% equity interest in the Company after the transaction, and Newlink must pay HK$8,000,000 before September 10, 2022, to the Company’s designated bank account. We received the payment from Newlink on September 13, 2022. This agreement can only be terminated by mutual agreement in writing. The formation, validity, interpretation, performance, and settlement of disputes arising from this agreement will be governed by the laws of the State of New York.

After receiving the fund from Newlink and Hanyu, we issued 625,000 shares to Hanyu Assets Co. Ltd. and 250,000 shares to Newlink Technology Inc. on October 25, 2022.

On June 30, 2022, we entered into a Debt-for-Equity Exchange Agreement with Pau Hung To, Jin Yimin, Luo Xiaoyuan, Shen Nanzhen, Wang Jian, and Chen Qiang (collectively, the “Creditors”) to settle certain debts owed to the Creditors. Pursuant to the agreement, we issued 12,644,375 Common Stock to the Creditors to completely settle the debt between the Creditors and us. Any disputes arising from this agreement must be submitted to China International Economic and Trade Arbitration Commission’s Shanghai Office for arbitration. The agreement cannot be amended unless all parties agree in writing.

None of our existing stockholders have different voting rights from other stockholders. To our knowledge, we are not owned or controlled, directly or indirectly, by another corporation, by any foreign government or by any other natural or legal persons, severally or jointly. We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

To our best knowledge, as of June 30, 2025, we had 21,640,000 Common Stock issued and outstanding and 11 holders of record of our Common Stock, including CEDE & CO. The number of beneficial owners may be substantially greater than the number of stockholders of record because our Common Stock may be held in “street name” by brokers, banks, and other financial institutions.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Since July 1, 2019, there has not been any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest except for the followings:-

Name of Related Party	Relationship to Us
Yi Lu, Ph.D.	Chairman of the Board and Chief Executive Officer of the Company
Hung To Pau, Ph.D.	Stockholder of the Company
Steven I-Fang Cheng, Ph.D.	Director and Chief Technology Officer of the Company
Chen-Yi Lee	Chen-Yi Lee is the sole director and the controlling person of Advance On Ventures Limited, which owns 10.09% equity interest in the Company and has sole voting and dispositive power over shares beneficially owned by Advance On Ventures Limited.
Advance On Ventures Limited	Stockholder of the Company
Well Fancy Development Ltd	Hung To Pau is the director and stockholder of the entity
Shanghai Junfu Electronic Technology Co., Ltd.	Hung To Pau is the legal person and stockholder of the entity

On July 16, 2021, the Company issued 8,000,000 shares to Dr. Hung To Pau. On March 15, 2022, Dr. Hung To Pau transferred all of his 8,000,000 shares to Sglcell Ltd., an exempted company incorporated under the law of Cayman Islands, the sole stockholder of which is Dr. Hung To Pau for a total consideration of $8,000. On June 8, 2022, Sglcell Ltd. transferred all of its 8,000,000 shares to Dr. Yi Lu for a total consideration of $8,000.

Shares Issued to Advanced Biomed Taiwan Holders/Employees

On August 12, 2022, we issued additional 385,000 shares to Dr. Yi Lu, and 257 shares to Chen-Yi Lee while Dr. Yi Lu and Chen-Yi Lee transferred 2,998,000 shares and 2,000 shares owned by them respectively in Advanced Biomed Taiwan, representing in aggregate 100% of the issued share capital of Advanced Biomed Taiwan, to the Company pursuant to the share exchange agreement the Company entered into with Dr. Yi Lu and Chen-Yi Lee.

On October 24, 2022, we issued 365,352 shares for no consideration to Chen-Yi Lee, who is an employee of Advanced Biomed Taiwan, for past services to Advanced Biomed Taiwan. On October 24, 2022, we also issued 2,730,000 shares for no consideration to Advance On Ventures Limited, a company incorporated under the law of British Virgin Islands (the “Ventures Limited”), the beneficial owners of which are employees of Advanced Biomed Taiwan for past services to Advanced Biomed Taiwan. We issued 4,405,625 shares, 2,193,750 shares, 2,060,000 shares, 1,511,250 shares, 1,243,750 shares, 1,230,000 shares respectively to Dr. Hung To Pau, Yimin Jin, Xiaoyuan Luo, Nanzhen Shen, Jian Wang and Qiang Chen pursuant to the Debt-For-Equity Exchange Agreement the Company entered into with the abovementioned stockholders on June 30, 2022 to settle debt of a total amount of NTD 174,020,033 and RMB22,200,000 (approximately $9.04 million).

In the ordinary course of business, during fiscal years ended June 30, 2025 and 2024, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

	June 30, 2025	June 30, 2024
	US$	US$
Amount due to related parties – major stockholders
Name of related party
Yi Lu, Ph.D. (1)	122,626	110,268
Chen-Yi Lee (2)	5,436	3,544
Hung To Pau, Ph.D. (3)	44,705	-
	172,767	113,812
Amount due to related parties – related corporations

Current:
Name of related party
Well Fancy Development Ltd (4)	211,083	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	704,953	674,262
	916,036	674,262

Non-Current:
Name of related party
Well Fancy Development Ltd (4)	69,975	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	69,797	-
	139,772	-

1.	Advanced Biomed Inc.(Taiwan) entered into an unsecured, interest-free loan to Yi Lu amounting to NTD 3,578,212 (approximately US$122,626) for general working capital in January 2023. As of June 30, 2025 and 2024, the loan balance due to Yi Lu amounted to US$122,626 and US$110,268, respectively.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024 and the amount was full settled in 2025. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$17,110), RMB121,681 (approximately US$16,986) and RMB76,000 (approximately US$10,609) for general working capital in October 2024, November 2024 and December 2024. As of June 30, 2025, the loan balance due to Hung To Pau, Ph.D. totally amounted to RMB320,247 (approximately US$44,705) for general working capital.

4.	Advanced Biomed Inc.(Taiwan) entered into seven unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$196,731), NTD 1,911,944 (approximately US$65,522), NTD 1,906,840 (approximately US$65,347), NTD 3,121,500 (approximately US$106,974), NTD 1,798,060 (approximately US$61,620), NTD 1,291,552 (approximately US$44,262) and NTD 455,992 (approximately US$15,627) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025 and March 2025. In March 2025, Advanced Biomed Inc.(HK) paid US$550,000 to Well Fancy Development Ltd for Advanced Biomed Inc.(Taiwan)’s debt. And Advanced Biomed Inc. entered into two unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 and US$205,000 for general working capital in November 2024 and March 2025. In March 2025, Advanced Biomed Inc. paid US$50,000 to Well Fancy Development Ltd for repayment. As of June 30, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 177,488 (approximately US$6,083) and US$274,975 for general working capital.

5.	Shanghai Sglcell Biotech Co., Ltd entered into nine unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$69,797) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$97,716), RMB1,000,000 (approximately US$139,595), RMB500,000 (approximately US$69,797), RMB700,000 (approximately US$97,716) and RMB650,000 (approximately US$90,738) in January 2024, March 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of June 30, 2025 and 2024 the loan balance due to Shanghai Junfu Electronic Technology Co., Ltd totally amounted to RMB5,550,000 (approximately US$774,750) and RMB4,900,000 (approximately to US$674,262), respectively.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by WWC, P.C., our independent registered public accounting firm, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

WWC, P.C.

	For the Year Ended June 30,
(in thousands of US$)	2025	2024
Audit fees(1)	200,000	200,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-
Total	200,000	200,000

(1)	“Audit fees” means the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and the review of our comparative interim financial information.

(2)	“Audit related fees” means the aggregate fees billed for related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit fees.

(3)	“Tax fees” represents the aggregated fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is responsible for the oversight of our independent accountants’ work. The policy of our audit committee is to pre-approve all audit and non-audit services provided by WWC, P.C., including audit services, audit-related services, tax services and other services as described above, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Advanced Biomed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Biomed Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows in each of the years for the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024, and the results of its operations and its cash flows in each of the years for the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has incurred significant losses, has significant net cash outflows from operating activities and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2022.

San Mateo, California

October 8, 2025

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2025	2024
	US$	US$

Assets
Current assets:
Cash	2,903,915	2,607,973
Prepaid expenses and other current assets, net	3,128,656	443,137
Total current assets	6,032,571	3,051,110

Equipment, net	331,346	524,528
Right-of-use assets, net	65,399	126,740
Intangible assets, net	-	118,998
Deferred initial public offering (“IPO”) costs	-	638,871
Other non-current assets	83,027	-
Total non-current assets	479,772	1,409,137

TOTAL ASSETS	6,512,343	4,460,247

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties – major stockholders as of June 30, 2025 and 2024, with $172,767 and $113,812 due to related parties – related corporations, and $916,036 and $674,262 due to related corporations, respectively (1))	2,853,317	2,670,249
Lease payable - current	35,811	62,211
Total current liabilities	2,889,128	2,732,460

Amount due to related parties – related corporations, non-current	139,772	-
Lease payable – non-current	5,879	64,529
Total non-current liabilities	145,651	64,529

TOTAL LIABILITIES	3,034,779	2,796,989

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; as of June 30, 2025 and 2024; 400,000,000 and 400,000,000 shares authorized; 21,640,000 and 20,000,000 shares issued and outstanding, respectively*	21,640	20,000
Additional paid-in capital	21,347,278	16,493,989
Accumulated deficits	(19,233,044)	(15,974,075)
Accumulated other comprehensive income	1,341,690	1,123,344
Total stockholders’ equity	3,477,564	1,663,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,512,343	4,460,247

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

(1)	See Note 12 for disclosure of related parties amounts.

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2025	2024
	US$	US$

Operating expenses:
Research and development expenses	(909,771)	(880,193)
General and administrative expenses	(2,111,265)	(1,661,379)
Total operating expenses	(3,021,036)	(2,541,572)

Other income (expense):
Interest income	24,915	53,495
Other expense, net	(262,848)	(294,201)
Total other expense, net	(237,933)	(240,706)

Loss before tax expense	(3,258,969)	(2,782,278)
Income tax expense	-	-
Net Loss	(3,258,969)	(2,782,278)
Other comprehensive loss
Foreign currency translation gain, net of taxes	218,346	319,324
Total comprehensive loss	(3,040,623)	(2,462,954)

Loss per share:
basic and diluted*	(0.16)	(0.14)
Weighted average number of shares of common stock in computing net loss per share
basic and diluted*	20,525,699	20,000,000

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

 ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid-in capital*	comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2023	20,000,000	20,000	13,673,365	804,020	(13,191,797)	1,305,588
Waiver of amount due to related parties – major stockholders	-	-	1,233,764	-	-	1,233,764
Waiver of amount due to related parties – related corporations	-	-	1,586,860	-	-	1,586,860
Net loss	-	-	-	-	(2,782,278)	(2,782,278)
Foreign currency translation adjustment	-	-	-	319,324	-	319,324
Balance as of June 30, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258

Balance as of July 1, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(3,258,969)	(3,258,969)
Issuance of stocks	1,640,000	1,640	4,853,289	-	-	4,854,929
Foreign currency translation adjustment	-	-	-	218,346	-	218,346
Balance as of June 30, 2025	21,640,000	21,640	21,347,278	1,341,690	(19,233,044)	3,477,564

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2025	2024
	US$	US$

Net loss	(3,258,969)	(2,782,278)
Adjustment:
Depreciation and amortization	343,830	399,602

Changes in operating assets:
Prepaid expenses and other current assets	(2,685,519)	(279,425)
Accounts payable, accruals and other current liabilities	(117,661)	479,634
Lease obligations, net cash	(23,709)	-
Other non-current assets	(83,027)	56,127
Cash used in operating activities	(5,825,055)	(2,126,340)

Purchase of equipment	(31,650)	(74,110)
Cash used in investing activities	(31,650)	(74,110)

Net proceeds from issuance of stock in IPO/(prepayments for IPO costs)	5,493,800	(85,400)
Proceeds from related parties – major stockholders	296,507	294,900
Repayments to related parties – major stockholders	(237,552)	-
Proceeds from related parties – related corporations	981,546	1,657,320
Repayments to related parties – related corporations	(600,000)	-
Cash provided by financing activities	5,934,301	1,866,820

Foreign currency effect	218,346	319,324
Net change in cash	295,942	(14,306)

Cash at beginning of the year	2,607,973	2,622,279
Cash at year end	2,903,915	2,607,973
Net increase (decrease) in cash	295,942	(14,306)

Supplementary Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-
Cash received for interest	24,915	-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 7, 2025, the Company announced the closing of its initial public offering (the "Offering") of 1,640,000 shares of common stock (the “Shares”), at a public offering price of US$4.00 per share for total gross proceeds of US$6.56 million. The Company raised total net proceeds of approximately US$5.49 million, which was reflected in the statement of cash flows, after deducting underwriting discounts and commissions and outstanding offering expenses upon the completion of listing. The common stock of the Company began trading on the Nasdaq Capital Market under the ticker symbol “ADVB” from March 6, 2025

(1)	Establishment of Advanced Biomed HK Limited

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

On date of incorporation, July 16, 2021, the Company issued 8,000,000 shares to Dr. Hung To Pau. On March 15, 2022, Dr. Hung To Pau transferred all of his 8,000,000 shares to Sglcell Ltd, an exempted company incorporated under the law of Cayman Islands, the sole stockholder of which is Dr. Hung To Pau for a total consideration of $8,000. The Company was dormant and has no substantive assets. On June 8, 2022, Sglcell Ltd transferred all of its 8,000,000 shares to Dr. Yi Lu for a total consideration of $8,000. In July 2022, the Company consummated a reorganization of Advanced Biomed Inc. (Taiwan) under share exchange arrangement of its then existing stockholders, who collectively owned all the equity interests of Advanced Biomed Inc. (Taiwan) prior to the reorganization, transferred their respective shares in Advanced Biomed Inc. (Taiwan) to the Company. Prior to the re-organization, Advanced Biomed Inc. (Taiwan) was directly owned and controlled by Dr. Yi Lu and Chen-Yi Lee with 99.93% and 0.07% beneficial ownership interest, respectively.

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

Pursuant to this reorganization, the Company determined that Advanced Biomed Inc. (Taiwan) is the predecessor entity as the Company is an investment holding company with no business activities carried out and all of the business of Advanced Biomed Inc. (Taiwan) acquired formed substantially all of the business of the Company under Rule 405 of Regulation C. To reflect the real economic substance of the Company’s business under the reorganization, the accompanying consolidated financial statements were prepared assuming that the share exchange transaction, as disclosed above has been completed, and the Company exercises control of Advanced Biomed Inc. (Taiwan). The transaction detailed above has been accounted for as reverse takeover and recapitalization of the Company; whereby the Company (the legal acquirer) is considered the accounting acquiree, and Advanced Biomed Inc. (Taiwan)(the legal acquiree) is considered as the accounting acquirer. This transaction is deemed to be a continuation of the business of Advanced Biomed Inc. (Taiwan); therefore, no goodwill has been recorded for this transaction, and the Company’s historical financial information prior to the date of the recapitalization transaction is that of Advanced Biomed Inc. (Taiwan) and historical changes in stockholders’ deficit and its results of operations have been presented from the beginning of the first period presented. The above-mentioned equity is before the stock split on May 16, 2023.

The Company and its subsidiaries are in the table as follows:

Percentage of effective ownership
Name	Date of Incorporation	June 30, 2025	June 30, 2024	Place of incorporation	Principal Activities
Advanced Biomed Inc.	July 16, 2021	-	-	Nevada	Investment holding
Advanced Biomed Inc. (Taiwan)	September 1, 2014	100%	100%	Taiwan	Research and development of various advanced and innovative microfluidic biochip technologies, and provide the leading application of such technologies in precision oncology detection, diagnosis and treatment
Advanced Biomed HK Limited	August 10, 2021	100%	100%	Hong Kong	Market development
Shanghai Sglcell Biotech Co., Ltd.	April 12, 2019	100%	100%	People’s Republic of China	Clinical-related business

The accompanying consolidated financial statements are presented assuming that the Company was in existence at the beginning of the first period presented.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	raise additional capital; and

●	cash generated from upcoming operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

The Company certain related parties have waived off the amount due to them as of June 30, 2024, which amounted to $2,820,624 in order to improve the Company’s working capital. The Company completed its initial public offering. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses.

On June 6, 2025, the Company entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which the Company have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000,000) of the Company’s Common Stock, subject to terms and conditions set forth in the ELOC Agreement.

However, for the financial year ended June 30, 2025, the Company reported net loss of $3,258,969. In addition, the Company had net cash outflows of $5,825,055 from operating activities for the financial year ended June 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern. The consolidated financial statements for the financial years ended June 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the United States Securities and Exchange Commission (“SEC”).

(b) Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company transactions, if any, and balances due to, due from, long-term investment subsidiary, and registered paid in capital have been eliminated upon consolidation.

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

(d) Stock split and reverse share split

On May 16, 2023, the Company effected a forward share split of all issued and outstanding shares of 25,000,000 shares at a ratio of 1-to-4. As a result of the forward split, the Company now have 100,000,000 common stock issued and outstanding as of the date hereof. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to share split or dividend pursuant to ASC 260. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 4 for 1 share split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the share split was reclassified from “Additional paid-in capital” to “Common stock”.

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

(f) Foreign currency translation and transaction and convenience translation

The accompanying consolidated financial statements are presented in the US Dollar (“US$”), which is the reporting currency of the Company. The functional currency of the Company is the US$. Advanced Biomed Inc. (Taiwan) uses New Taiwan dollar (“NT$”) as its functional currency. Advanced Biomed HK Limited uses Hong Kong dollars (“HKD”) and Shanghai Sglcell Biotech Co., Ltd. uses Chinese Yuan (“CNY”) as their functional currencies, respectively.

Assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Translation gains and losses are recognized in the consolidated statements of income and comprehensive income as other comprehensive income or loss. Transactions in currencies other than the reporting currency are measured and recorded in the reporting currency at the exchange rate prevailing on the transaction date. The cumulative gain or loss from foreign currency transactions is reflected in the consolidated statements of income and comprehensive income as other income (other expense).

The value of foreign currencies including, the NT$, CNY and HKD, may fluctuate against the US Dollar. Any significant variations of the aforementioned currencies relative to the US Dollar may materially affect the Company’s financial condition in terms of reporting in US Dollar. The following table outlines the currency exchange rates that were used in preparing the accompanying consolidated financial statements:

	June 30, 2025	June 30, 2024
US$ to NT$ fiscal year end	29.18	32.45
US$ to NT$ average rate	32.09	31.83
US$ to CNY fiscal year end	7.16	7.27
US$ to CNY average rate	7.21	7.23
US$ to HKD fiscal year end	7.85	7.81
US$ to HKD average rate	7.79	7.82

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

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the years ended June 30, 2025 and 2024.

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

Patents represent the estimated fair value assigned to finite-lived intangible assets acquired in a transaction that is accounted for as an acquisition of assets rather than a business combination are initially recognized in accordance with other application GAAP. Any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally six years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. The Company reviews finite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of a finite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. The Company had previously recognized an impairment loss on certain intangible assets in prior years. The remaining intangible assets were assessed for impairment as of the balance sheet date, and management concluded that no further impairment was required.

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

(l) Deferred Initial Public Offering (“IPO”) costs

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Initial public offering expense directly attributable to offering of securities are deferred and would be charged against the gross proceeds of the offering, as a reduction in share capital. These deferred expenses mainly consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended IPO. As of June 30, 2024, the Company capitalized US$638,871 of deferred initial public offering costs. As of June 30, 2025, the Company had completed its Initial Public Offering, and the accumulated deferred IPO cost was Nil.

(m) Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. As of June 30, 2025 and 2024, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

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

The Company has already started the registration process and plans to start clinical research in November 2025, which are expected to end in May 2026, and we expect to obtain the required registration certificate by October 2027. As of June 30, 2025, the Company has not commenced sales of the products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until the Company has completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products.

Hence, the Company incurred its research and development cost during the years ended June 30, 2025 and 2024, which is in compliance under ASC 730-10-25.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended June 30, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

(t) Segment Reporting

FASB ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance.

The Company’s CODM has been identified as the CEO, who reviews results when making decisions about allocating resources and assessing the performance of the Company. For the years ended June 30, 2025 and 2024, the CODM reviewed the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole, and the Company has only one reportable segment.

(u) Recent accounting pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to income Tax Disclosures. The amendment in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted ASU 2023-09 on July 1, 2024 and the adoption of the standard did not have a material impact to the overall financial presentation. See Note 10 for further information.

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Award. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company believes the future adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These issues to remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	June 30, 2025	June 30, 2024
	US$	US$
Tax refundable	221,889	161,142
Other receivables	10,548	44,035
Deposits	1,782	-
Prepayment	2,894,437	237,960
Total prepaid expenses and other current assets	3,128,656	443,137
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	3,128,656	443,137

*	The amount due from a related corporation, which the Company’s major stockholders have controlling equity interest in, as of June 30, 2025 are non-trade, unsecured, interest-free and repayable on demand.

5. EQUIPMENT, NET

Equipment, net, consists of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Lab equipment	1,619,480	1,486,392
Computer equipment	33,917	31,745
Furniture and fixtures	36,505	35,332
Leasehold improvements	204,430	201,516
	1,894,332	1,754,985
Less: accumulated depreciation	(1,562,986)	(1,230,457)
Equipment, net	331,346	524,528

Depreciation expenses were approximately US$224,832 and US$268,279 for the years ended June 30, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets:

	June 30, 2025	June 30, 2024
	US$	US$
Acquired technology	372,197	391,016
Less: accumulated amortization	(372,197)	(272,018)
	-	118,998

As of June 30, 2025 and 2024, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES AND AMOUNT DUE TO RELATED PARTIES – RELATED CORPORARIONS, NON-CURRENT

Account Payable, accrued expenses and other liabilities consists of the following:

	June 30, 2025	June 30, 2024
	US$	US$
Accounts payable	632,697	620,476
Payroll payable	29,216	77,113
Amount due to related parties – major stockholders *	172,767	113,812
Amount due to related parties – related corporations**	916,036	674,262
Other payable#	1,102,601	1,184,586
Total Accounts payable, accruals, and other current liabilities	2,853,317	2,670,249

Amount due to related parties – related corporations, non-current***	139,772	-

*	The amount due to the Company’s major stockholders as of June 30, 2025 and 2024 is non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of June 30, 2025 and 2024 are non-trade, unsecured, interest-free and repayable on demand.

***	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of June 30, 2025 and 2024 are non-trade, unsecured, interest-free and the remaining loan term are over one year. The Company believes the carrying value approximates fair value.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER EXPENSE, NET

	For the years ended June 30,
	2025	2024
	US$	US$
Other income (expense), net	(29,040)	486
Foreign exchange loss, net	(233,808)	(294,687)
Other expense, net	(262,848)	(294,201)

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

On May 16, 2023, the Company effected a forward share split of all issued and outstanding shares of 25,000,000 shares at a ratio of 1-to-4. As a result of the forward split, the Company now have 100,000,000 common stock issued and outstanding as of the date hereof. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to share split or dividend pursuant to ASC 260. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 4 for 1 share split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock”.

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

On March 7, 2025, the Company completed its initial public offering. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6.56 million before deducting any underwriting discounts or expenses. The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

10. INCOME TAXES

The Company is not an operating company but a holding company incorporated in the State of Nevada and is considered U.S. tax resident under U.S. tax laws; accordingly, it is subject to U.S. tax laws at a statutory tax rate of 21%. The Company is subject to the State of Nevada tax laws at a tax rate of 0%.

The Company’s net deferred income tax assets as of June 30, 2025and 2024 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan, China, Hong Kong tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

As of June 30, 2025 and 2024, the Company had total net operating loss carry forwards of approximately $13,167,716 and $8,767,393, respectively, which consists of China net operating loss carry forwards of $4,896,250 and $3,817,009, respectively, Taiwan net operating losses of $5,824,336 and $4,200,888, respectively, Hong Kong net operating loss carry forwards of $94,686 and $5,014, respectively, and US net operating loss carry forwards of $2,352,444 and $744,480, respectively.

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

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the years ended June 30, 2025 and 2024.

The income tax provision consists of the following component:

	For the years ended June 30,
	2025	2024
	US$	US$
Income tax expense	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the years ended June 30,
	2025	2024

Loss before tax	(3,258,969)	(2,782,278)
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	-	-
Effect of tax losses carry forwards	(2,890,755)	(2,019,708)
Effect of subsidiaries foreign income	2,890,755	2,019,708
Income tax expense	-	-
Effective tax rate	-%	-%

The component of deferred tax assets are as follows:

	June 30, 2025	June 30, 2024
	US$	US$

Net operating losses carry forward	2,890,755	2,019,708
Valuation allowance	(2,890,755)	(2,019,708)
Deferred tax assets, net	-	-

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

A reconciliation of the differences between the federal income tax rate and the effective tax rate is as follows:

State of Nevada

	For the years ended June 30,
	2025	2024

Tax at federal statutory rate	21%	21%
Changes in valuation allowances	(21)%	(21)%
Provision for taxes	-%	-%

Taiwan

	For the years ended June 30,
	2025	2024

Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(1)%	(1)%
Changes in valuation allowances	(20)%	(20)%
Provision for taxes	-%	-%

China

	For the years ended June 30,
	2025	2024

Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	4%	4%
Changes in valuation allowances	(25)%	(25)%
Provision for taxes	-%	-%

Hong Kong

	For the years ended June 30,
	2025	2024

Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(12.75)%	(12.75)%
Changes in valuation allowances	(8.25)%	(8.25)%
Provision for taxes	-%	-%

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

12. RELATED PARTY TRANSACTIONS

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Party	Relationship to Us
Yi Lu, Ph.D.	Chairman of the Board and Chief Executive Officer of the Company
Hung To Pau, Ph.D.	Stockholder of the Company
Steven I-Fang Cheng, Ph.D.	Director and Chief Technology Officer of the Company
Chen-Yi Lee	Chen-Yi Lee is the sole director and the controlling person of Advance On Ventures Limited, which owns 10.92% equity interest in the Company and has sole voting and dispositive power over shares beneficially owned by Advance On Ventures Limited. Chen-Yi Lee is also the Stockholder of the Company
Advance On Ventures Limited	Stockholder of the Company
Well Fancy Development Ltd	Hung To Pau is the director and stockholder of the entity
Shanghai Junfu Electronic Technology Co., Ltd.	Hung To Pau is the legal person and stockholder of the entity

In the ordinary course of business, during the fiscal years ended June 30, 2025 and 2024, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

	June 30, 2025	June 30, 2024
	US$	US$
Amount due to related parties – major stockholders
Name of related party
Yi Lu, Ph.D. (1)	122,626	110,268
Chen-Yi Lee (2)	5,436	3,544
Hung To Pau, Ph.D. (3)	44,705	-
	172,767	113,812
Amount due to related parties – related corporations

Current:
Name of related party
Well Fancy Development Ltd (4)	211,083	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	704,953	674,262
	916,036	674,262

Non-Current:
Name of related party
Well Fancy Development Ltd (4)	69,975	-
Shanghai Junfu Electronic Technology Co., Ltd. (5)	69,797	-
	139,772	-

1.	Advanced Biomed Inc.(Taiwan) entered into an unsecured, interest-free loan to Yi Lu amounting to NTD 3,578,212 (approximately US$122,626) for general working capital in January 2023. As of June 30, 2025 and 2024, the loan balance due to Yi Lu amounted to US$122,626 and US$110,268, respectively.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024 and the amount was full settled in 2025. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$17,110), RMB121,681 (approximately US$16,986) and RMB76,000 (approximately US$10,609) for general working capital in October 2024, November 2024 and December 2024. As of June 30, 2025, the loan balance due to Hung To Pau, Ph.D. totally amounted to RMB320,247 (approximately US$44,705) for general working capital.

4.

Advanced Biomed Inc.(Taiwan) entered into seven unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$196,731), NTD 1,911,944 (approximately US$65,522), NTD 1,906,840 (approximately US$65,347), NTD 3,121,500 (approximately US$106,974), NTD 1,798,060 (approximately US$61,620), NTD 1,291,552 (approximately US$44,262) and NTD 455,992 (approximately US$15,627) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025 and March 2025. In March 2025, Advanced Biomed Inc.(HK) paid US$550,000 to Well Fancy Development Ltd for Advanced Biomed Inc.(Taiwan)’s debt. And Advanced Biomed Inc. entered into two unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975 and US$205,000 for general working capital in November 2024 and March 2025. In March 2025, Advanced Biomed Inc. paid US$50,000 to Well Fancy Development Ltd for repayment. As of June 30, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to NTD 177,488(approximately US$6,083) and US$274,975 for general working capital.

5.	Shanghai Sglcell Biotech Co., Ltd entered into nine unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$69,797) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$97,716), RMB1,000,000 (approximately US$139,595), RMB500,000 (approximately US$69,797), RMB700,000 (approximately US$97,716) and RMB650,000 (approximately US$90,738) in January 2024, March 2024, March 2024, June 2024 and October 2024, respectively, for general working capital. As of June 30, 2025 and 2024 the loan balance due to Shanghai Junfu Electronic Technology Co., Ltd totally amounted to RMB5,550,000 (approximately US$774,750) and RMB4,900,000 (approximately to US$674,262), respectively.

13. SEGMENT INFORMATION

The Company operates and manages its business as a single reportable segment, which is consistent with how the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, makes operating decisions and allocates resources. The CODM assesses performance and results of operations at the Company level. The Company’s operations are centralized and integrated, with financial results reviewed and managed on a consolidated basis. Accordingly, management has determined that the Company has one reportable segment under ASC Topic 280, Segment Reporting.

Measure of Segment Profit or Loss

The CODM assesses performance for the segment and decides how to allocate resources by regularly reviewing the consolidated net income from the statement of operations, after taking into account the Company’s strategic priorities, its cash balance, and its expected use of cash. The following table presents the significant expense categories in the Company’s single operating segment:

	For the year ended June 30, 2025	For the year ended June 30, 2024
	US$	US$
Research and development expenses	(909,771)	(880,193)
General and administrative expenses	(2,111,265)	(1,661,379)
Other expense, net	(237,933)	(240,706)
Net Loss	(3,258,969)	(2,782,278)

14. CONCENTRATIONS AND RISKS

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

15. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of June 30, 2025 and up through October 8, 2025, the issuance date of these consolidated financial statements.

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

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	June 30, 2025	June 30, 2024
	US$	US$
Operating lease ROU asset	65,399	126,740

	June 30, 2025	June 30, 2024
	US$	US$
Operating lease liabilities
Current portion	35,811	62,211
Non-current portion	5,879	64,529
Total	41,690	126,740

As of June 30, 2025, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment	US$
2026	36,532
2027	5,929
2028	-
2029	-
2030	-
Thereafter	-
Total future lease payment	42,461
Less: imputed interest	(771)
Present value of operating lease liabilities	41,690
Operating lease liabilities, current portion	35,811
Operating lease liabilities, non-current portion	5,879

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2025:

Weighted average discount rate	3.40%
Weighted average remaining lease term (years)	1.15

16. SUBSEQUENT EVENTS

The Company has assessed all events from June 30, 2025 through October 8, 2025, which is the date that these consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information has been otherwise included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(3)	Index of Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Amended and Restated Memorandum and Articles of the Company	S-1	333-288907	3.1	July 23, 2025
3.2	Corporate Bylaws	S-1	333-288907	3.2	July 23, 2025
4	Instruments Defining the Rights of Security Holders, Including Indenture.
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-288907	4.1	July 23, 2025
4.2*	Description of Capital Stock	-	-	-	-
10	Material Contracts
10.1	Employment Agreement with the Chief Financial Officer	S-1	333-288907	10.1	July 23, 2025
10.2	2023 Equity Incentive Plan	S-1	333-288907	10.2	July 23, 2025
10.3	Advisory Agreement between Advanced Biomed Inc. and Lin Chien Huang	S-1	333-288907	10.3	July 23, 2025
10.4	Advisory Agreement between Advanced Biomed Inc. and Zhou Caicun	S-1	333-288907	10.4	July 23, 2025
10.5	Industry-Academia Cooperation Agreement between National Taiwan University and Advanced Biomed Inc.	S-1	333-288907	10.5	July 23, 2025
10.6	Non-Disclosure Agreement between Advanced Biomed Inc. and Unimold Technology Inc.	S-1	333-288907	10.6	July 23, 2025
10.7	Industrial Cooperation Research Agreement between TSRI and Advanced Biomed Inc.	S-1	333-288907	10.7	July 23, 2025
10.8	Investment Agreement between Advanced Biomed Inc. and Hanyu Assets Co., Ltd.	S-1	333-288907	10.8	July 23, 2025
10.9	Investment Agreement between Advanced Biomed Inc. and Newlink Technology Inc.	S-1	333-288907	10.9	July 23, 2025
10.10	Debt-for-Equity Swap Agreement	S-1	333-288907	10.10	July 23, 2025
10.11	Renewed Industry-Academia Cooperation Agreement between National Taiwan University and Advanced Biomed Inc.	S-1	333-288907	10.12	July 23, 2025
10.12	ELOC Agreement	8-K	001-42548	99.1	June 6, 2025
14.1	Code of Business Conduct and Ethics of the Registrant	S-1	333-288907	99.1	July 23, 2025
19.1*	Insider Trading Policies and Procedures	-	-	-	-
21.1	Subsidiaries of the Registrant	S-1	333-288907	21.1	July 23, 2025
31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	-	-	-	-
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	-	-	-	-
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	S-1	333-288907	99.5	July 23, 2025

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 8, 2025	Advanced Biomed Inc.

	By:	/s/ Yi Lu
Yi Lu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Lu	Chief Executive Officer and Chairman of the Board	October 8, 2025
Yi Lu	(Principal Executive Officer)

/s/ Mingze Yin	Chief Financial Officer	October 8, 2025
Mingze Yin	(Principal Financial and Accounting Officer)

/s/ Steven I-Fang Cheng	Chief Technology Officer and Director	October 8, 2025
Steven I-Fang Cheng

/s/ Jing Zhang	Director	October 8, 2025
Jing Zhang

/s/ Cheang I Kei	Director	October 8, 2025
Cheang I Kei

/s/ Mingyue Cai	Director	October 8, 2025
Mingyue Cai