Form 10-Q
period 2025-09-30
Advanced Biomed Inc.
filed 2025-11-19
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, Advanced Biomed Inc had 21,640,000 shares of outstanding Common Stock, par value $0.001 per share.

ADVANCED BIOMED INC

FORM 10-Q

i

Forward-Looking Statements

The following discussion and analysis of our financial condition, results of operations and notes to the unaudited interim condensed consolidated financial statements included herein contains forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to revenue, cost of sales, expenses, costs, income (loss), and potential growth opportunities are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 8, 2025.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of June 30, 2025
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	2,656,519	2,903,915
Prepaid expenses and other current assets, net	3,187,614	3,128,656
Total current assets	5,844,133	6,032,571

Equipment, net	281,270	331,346
Right-of-use assets, net	42,797	65,399
Other non-current assets	74,770	83,027
Total non-current assets	398,837	479,772

TOTAL ASSETS	6,242,970	6,512,343

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties – major stockholders as of September 30, 2025 and June 30, 2025, with $50,013 and $172,767, and due to related parties – related corporations with $1,435,065 and $916,036, respectively (1))	3,017,018	2,853,317
Lease payable - current	27,934	35,811
Total current liabilities	3,044,952	2,889,128

Amount due to related parties – non-current	190,959	139,772
Lease payable – non-current	2,935	5,879
Total non-current liabilities	193,894	145,651

TOTAL LIABILITIES	3,238,846	3,034,779

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; as of September 30, 2025 and June 30, 2025; 400,000,000 and 400,000,000 shares authorized; 21,640,000 and 21,640,000 shares issued and outstanding, respectively*	21,640	21,640
Additional paid-in capital	21,347,278	21,347,278
Accumulated deficits	(19,619,945)	(19,233,044)
Accumulated other comprehensive income	1,255,151	1,341,690
Total stockholders’ equity	3,004,124	3,477,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,242,970	6,512,343

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

(1)	See Note 12 for disclosure of related parties amounts.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three-month periods ended September 30,
	2025	2024
	US$	US$
	(Unaudited)	(Unaudited)
Operating expenses:
Research and development expenses	(235,992)	(181,703)
General and administrative expenses	(287,922)	(338,324)
Total operating expenses	(523,914)	(520,027)

Other income:
Interest income	448	10
Other income, net	136,565	254,437
Total other income, net	137,013	254,447

Loss before tax expense	(386,901)	(265,580)
Income tax expense	-	-
Net Loss	(386,901)	(265,580)
Other comprehensive income
Foreign currency translation (loss) gain, net of taxes	(86,539)	(303,848)
Total comprehensive loss	(473,440)	(569,428)

Loss per share:
basic and diluted*	(0.02)	(0.01)
Weighted average number of shares of common stock in computing net loss per share
basic and diluted*	21,640,000	20,000,000

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid- in capital*	comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(265,580)	(265,580)
Foreign currency translation adjustment	-	-	-	(303,848)	-	(303,848)

Balance as of September 30, 2024	20,000,000	20,000	16,493,989	819,496	(16,239,655)	1,093,830

Balance as of July 1, 2025	21,640,000	21,640	21,347,278	1,341,690	(19,233,044)	3,477,564
Net loss	-	-	-	-	(386,901)	(386,901)
Foreign currency translation adjustment	-	-	-	(86,539)	-	(86,539)
Balance as of September 30, 2025	21,640,000	21,640	21,347,278	1,255,151	(19,619,945)	3,004,124

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTEIRM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-month periods ended September 30,
	2025	2024
	US$	US$
	(Unaudited)	(Unaudited)
Net loss	(386,901)	(265,580)
Adjustment:
Depreciation and amortization	47,992	102,218
Net loss from disposal of equipment	61	-

Changes in operating assets:
Prepaid expenses and other current assets	(58,958)	(42,607)
Accounts payable, accruals and other current liabilities	(232,574)	173,753
Lease obligations, net cash	11,781	2,536
Other non-current assets	8,257	-

Cash used in operating activities	(610,342)	(29,680)

Purchase of equipment	(1,771)	(19,978)
Cash used in investing activities	(1,771)	(19,978)

Net prepayments for IPO costs	-	(16,800)
Proceeds from related parties – major stockholders	9,456	203,965
Repayments to related parties – major stockholders	(11,226)	-
Proceeds from related parties – related corporations	449,232	205,360
Cash provided by financing activities	447,462	392,525

Foreign currency effect	(82,745)	(303,848)
Net (decrease)/increase in cash	(247,396)	39,019

Cash at beginning of the period	2,903,915	2,607,973
Cash at end of the period	2,656,519	2,646,992
Net (decrease)/increase in cash	(247,396)	39,019

Supplementary Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-
Cash received for interest	448	10

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

On March 7, 2025, the Company announced the closing of its initial public offering (the “Offering”) of 1,640,000 shares of common stock (the “Shares”), at a public offering price of US$4.00 per share for total gross proceeds of US$6.56 million. The Company raised total net proceeds of approximately US$5.49 million, which was reflected in the statement of cash flows, after deducting underwriting discounts and commissions and outstanding offering expenses upon the completion of listing. The common stock of the Company began trading on the Nasdaq Capital Market under the ticker symbol “ADVB” from March 6, 2025

(1)	Establishment of Advanced Biomed HK Limited

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

The Company and its subsidiaries are in the table as follows:

Percentage of effective ownership
Name	Date of Incorporation	September 30, 2025	June 30, 2025	Place of incorporation	Principal Activities
Advanced Biomed Inc.	July 16, 2021	-	-	Nevada	Investment holding
Advanced Biomed Inc. (Taiwan)	September 1, 2014	100%	100%	Taiwan	Research and development of various advanced and innovative microfluidic biochip technologies, and provide the leading application of such technologies in precision oncology detection, diagnosis and treatment
Advanced Biomed HK Limited	August 10, 2021	100%	100%	Hong Kong	Market development
Shanghai Sglcell Biotech Co., Ltd.	April 12, 2019	100%	100%	People’s Republic of China	Clinical-related business

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

However, for the three-month periods ended September 30, 2025, the Company reported net loss of $386,901. In addition, the Company had net cash outflows of $610,342 from operating activities for the three-month periods ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern. The unaudited interim condensed consolidated financial statements for the three-month periods ended September 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited interim condensed consolidated financial statement. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended June 30, 2025 included in the other place of the Company’s annual report on Form 10-K.

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

(f) Foreign currency translation and transaction and convenience translation

The accompanying unaudited interim condensed consolidated financial statements are presented in the US Dollar (“US$”), which is the reporting currency of the Company. The functional currency of the Company is the US$. Advanced Biomed Inc. (Taiwan) use New Taiwan dollar (“NT$”) as its functional currency. Advanced Biomed HK Limited uses US$, and Shanghai Sglcell Biotech Co., Ltd. uses Chinese Yuan (“CNY”), as their functional currencies, respectively.

Assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Translation gains and losses are recognized in the consolidated statements of operations and comprehensive loss as other comprehensive income or loss. Transactions in currencies other than the reporting currency are measured and recorded in the reporting currency at the exchange rate prevailing on the transaction date. The cumulative gain or loss from foreign currency transactions is reflected in the unaudited interim condensed consolidated statements of operations and comprehensive loss as other income (other expense).

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

	As of September 30, 2025	As of June 30, 2025
Period end US$:NT$ exchange rate	30.46	29.18
Period end US$:CNY exchange rate	7.12	7.16
Period end US$:HKD exchange rate	7.78	7.85

	For the three-month periods ended September 30,
	2025	2024
Period average US$:NT$ exchange rate	29.94	32.29
Period average US$:CNY exchange rate	7.16	7.16
Period average US$:HKD exchange rate	7.82	7.8

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

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the three-month periods ended September 30, 2025 and 2024.

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

(m) Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. As of September 30, 2025 and June 30, 2025, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

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

The Company has already started the registration process and plans to start the clinical research in January 2026, which are expected to end in June 2026, and we expect to obtain the required registration certificate by October 2027. As of September 30, 2025, the Company has not commenced sales of the products nor have any revenue-generating products and do not expect sales of revenue-generating product candidates until the Company has completed clinical development, submitted regulatory filings, and received applicable regulatory approvals for candidate products.

Hence, the Company incurred its research and development cost during the three-month periods ended September 30, 2025 and 2024, which is in compliance under ASC 730-10-25.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three-month periods ended September 30, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

(s) Loss per share

Loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The Company’s CODM has been identified as the CEO, who reviews results when making decisions about allocating resources and assessing the performance of the Company. For the three-month periods ended September 30, 2025 and 2024, the CODM reviewed the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole, and the Company has only one reportable segment.

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Tax refundable	227,635	221,889
Consumables	9,296	8,925
Other receivables	78,285	10,548
Deposits	28,731	1,782
Amount due from related party	211	-
Prepayment	2,843,456	2,885,512
Total prepaid expenses and other current assets	3,187,614	3,128,656
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	3,187,614	3,128,656

5. EQUIPMENT, NET

Equipment, net, consists of the following:

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Lab equipment	1,575,307	1,619,480
Computer equipment	34,537	33,917
Furniture and fixtures	36,369	36,505
Leasehold improvements	205,711	204,430
	1,851,924	1,894,332
Less: accumulated depreciation	(1,570,654)	(1,562,986)
Equipment, net	281,270	331,346

Depreciation expenses were approximately US$47,992 and US$67,290 for the three-month periods ended September 30, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets:

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Acquired technology	374,528	372,197
Less: accumulated amortization	(374,528)	(372,197)
	-	-

As of September 30, 2025 and June 30, 2025, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES AND AMOUNT DUE TO RELATED PARTIES – NON-CURRENT

 Account Payable, accrued expenses and other liabilities consists of the following:

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Accounts payable	641,587	632,697
Payroll payable	73,333	29,216
Amount due to related parties – major stockholders *	50,013	172,767
Amount due to related parties – related corporations**	1,435,065	916,036
Other payable#	817,020	1,102,601
Total Accounts payable, accruals, and other current liabilities	3,017,018	2,853,317

Amount due to related parties – major stockholders, non-current***	120,984	-
Amount due to related parties – related corporations, non-current****	69,975	139,772
Total amount due to related parties – non-current	190,959	139,772

*	The amount due to the Company’s major stockholders as of September 30, 2025 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of September 30, 2025 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

***	The amount due to the Company’s major stockholders as of September 30, 2025 and June 30, 2025 are non-trade, unsecured, interest-free and the remaining loan term is over one year. The Company believes the carrying value approximates fair value.

****	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of September 30, 2025 and June 30, 2025 is non-trade, unsecured, interest-free and the remaining loan term are over one year. The Company believes the carrying value approximates fair value.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER INCOME, NET

	For the three-month periods ended September 30,
	2025	2024
	US$	US$
	(unaudited)	(unaudited)
Other income, net	303	2,341
Foreign exchange gain	136,262	252,096
Other income, net	136,565	254,437

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

The Company’s net deferred income tax assets as of September 30, 2025 and June 30, 2025 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan, China, Hong Kong tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

As of September 30, 2025 and June 30, 2025, the Company had total net operating loss carry forwards of approximately $13,339,931 and $13,167,716, respectively, which consists of China net operating loss carry forwards of $5,027,039 and $4,896,250, respectively, Taiwan net operating losses of $5,689,222 and $5,824,336, respectively, Hong Kong net operating loss carry forwards of $124,071 and $94,686, respectively, and US net operating loss carry forwards of $2,499,599 and $2,352,444, respectively.

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

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the three-month periods ended September 30, 2025 and 2024.

The income tax provision consists of the following component:

For the three-month periods ended September 30,
	2025	2024
	US$	US$
	(unaudited)	(unaudited)
Income tax expense	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the three-month periods ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Loss before tax	(386,901)	(265,580)
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	-	-
Effect of tax losses carry forwards	(2,929,756)	(1,974,754)
Effect of subsidiaries foreign income	2,929,756	1,974,754
Income tax expense	-	-
Effective tax rate	-%	-%

The component of deferred tax assets are as follows:

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Net operating losses carry forward	2,929,756	2,890,755
Valuation allowance	(2,929,756)	(2,890,755)
Deferred tax assets, net	-	-

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

A reconciliation of the differences between the federal income tax rate and the effective tax rate is as follows:

State of Nevada

	For the three-month periods ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Changes in valuation allowances	(21)%	(21)%
Provision for taxes	-%	-%

Taiwan

	For the three-month periods ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(1)%	(1)%
Changes in valuation allowances	(20)%	(20)%
Provision for taxes	-%	-%

China

	For the three-month periods ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	4%	4%
Changes in valuation allowances	(25)%	(25)%
Provision for taxes	-%	-%

Hong Kong

	For the three-month periods ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(12.75)%	(12.75)%
Changes in valuation allowances	(8.25)%	(8.25)%
Provision for taxes	-%	-%

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

In the ordinary course of business, during the  three-month periods ended September 30, 2025 and 2024, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Amount due from related party
Advance On Ventures Limited (6)	211	-
	211	-

Amount due to related parties – major stockholders

Current:
Name of related party
Yi Lu, Ph.D. (1)	-	122,626
Chen-Yi Lee (2)	5,028	5,436
Hung To Pau, Ph.D. (3)	44,985	44,705
	50,013	172,767

Non-Current:
Name of related party
Yi Lu, Ph.D. (1)	117,472	-
Hung To Pau, Ph.D. (3)	3,512	-
	120,984	-

Amount due to related parties – related corporations

Current:
Name of related party
Well Fancy Development Ltd (4)	585,226	211,083
Shanghai Junfu Electronic Technology Co., Ltd. (5)	849,839	704,953
	1,435,065	916,036

Non-Current:
Name of related party
Well Fancy Development Ltd (4)	69,975	69,975
Shanghai Junfu Electronic Technology Co., Ltd. (5)	-	69,797
	69,975	139,772

1.	Advanced Biomed Inc. (Taiwan) entered into an unsecured, interest-free loan to Yi Lu amounting to NTD 3,578,212 (approximately US$117,472) for general working capital in January 2023. As of September 30, 2025, the loan balance due to Yi Lu amounted to US$117,472.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(HK) entered into one unsecured, interest-free loan to Hung To Pau, Ph.D. amounting to US$200,000 for general working capital in July 2024 and the amount was full settled in 2025. And Shanghai Sglcell Biotech Co., Ltd entered into three unsecured, interest-free loans to Hung To Pau, Ph.D. amounting to RMB122,566 (approximately US$17,217), RMB121,681 (approximately US$17,092), RMB76,000 (approximately US$10,676) and RMB25,000 (approximately US$3,512) for general working capital in October 2024, November 2024, December 2024 and September 2025. As of September 30, 2025, the loan balance due to Hung To Pau, Ph.D. totally amounted to RMB345,247 (approximately US$48,497) for general working capital.

4.

Advanced Biomed Inc.(Taiwan) entered into seven unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$196,731), NTD 1,911,944 (approximately US$65,522), NTD 1,906,840 (approximately US$65,347), NTD 3,121,500 (approximately US$106,974), NTD 1,798,060 (approximately US$61,620), NTD 1,291,552 (approximately US$44,262) and NTD 455,992 (approximately US$15,627) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025 and March 2025. And Advanced Biomed Inc.(HK) entered into six unsecured, interest-free loans to Well Fancy Development Ltd amounting to US$130,000 and US$90,000 for general working capital in August 2025 and September 2025. And Advanced Biomed Inc. entered into three unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975, US$205,000 and US$220,000 for general working capital in November 2024, March 2025 and September 2025. In March 2025, Advanced Biomed Inc. paid US$50,000 to Well Fancy Development Ltd for repayment, and Advanced Biomed Inc.(HK) paid US$550,000 to Well Fancy Development Ltd for Advanced Biomed Inc.’s and Advanced Biomed Inc.(Taiwan)’s debt. As of September 30, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to US$655,201 for general working capital.

5.	Shanghai Sglcell Biotech Co., Ltd entered into nine unsecured, interest-free loans to Shanghai Junfu Electronic Technology Co., Ltd. amounting to RMB500,000 (approximately US$70,235) in April 2023, May 2023, June 2023 and September 2023, respectively, and RMB700,000 (approximately US$98,328), RMB1,000,000 (approximately US$140,469), RMB500,000 (approximately US$70,235), RMB700,000 (approximately US$98,328), RMB650,000 (approximately US$91,305) and RMB500,000 (approximately US$70,234) in January 2024, March 2024, March 2024, June 2024, October 2024 and September 2025, respectively, for general working capital. As of September 30, 2025 the loan balance due to Shanghai Junfu Electronic Technology Co., Ltd totally amounted to RMB6,050,000 (approximately US$849,839).

6.	Payments of expenses on behalf of Advance On Ventures Limited.

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

Measure of Segment Profit or Loss

The CODM assesses performance for the segment and decides how to allocate resources by regularly reviewing the consolidated net income from the statement of operations, after taking into account the Company’s strategic priorities, its cash balance, and its expected use of cash. The following table presents the significant expense categories in the Company’s single operating segment:

	For the three-month periods ended September 30,
	US$	US$
	(unaudited)	(unaudited)
Research and development expenses	(235,992)	(181,703)
General and administrative expenses	(287,922)	(338,324)
Other income, net	137,013	254,447
Net Loss	(386,901)	(265,580)

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

15. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of September 30, 2025 and up through November 19, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

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

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Operating lease ROU asset	42,797	65,399

	September 30, 2025	June 30, 2025
	US$	US$
	(unaudited)
Operating lease liabilities
Current portion	27,934	35,811
Non-current portion	2,935	5,879
Total	30,869	41,690

As of September 30, 2025, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment for the years ending June 30,	US$
Remainder of 2026	25,640
2027	5,680
2028	-
2029	-
2030	-
Thereafter	-
Total future lease payment	31,320
Less: imputed interest	(451)
Present value of operating lease liabilities	30,869
Operating lease liabilities, current portion	27,934
Operating lease liabilities, non-current portion	2,935

The following summarizes other supplemental information about the Company’s operating lease as of September 30, 2025:

Weighted average discount rate	3.39%
Weighted average remaining lease term (years)	0.95

16. SUBSEQUENT EVENTS

The Company has assessed all events from September 30, 2025 through November 19, 2025, which is the date that these unaudited interim condensed consolidated financial statements are available to be issued, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes contained elsewhere in this Report and in our other U.S. Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on October 8, 2025, and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We also developed a product for early screening of lung cancer, the A+LCGuard Lung Cancer Early Screening Kit (“A+LCGuard”), which is used to assist in the determination of benign and malignant pulmonary nodules. From August 2020 to September 2022, we finalized the research, design, and development of A+LCGuard. A+LCGuard is Class III medical devices and is required to conduct clinical trials before completing the registration process. We plan to begin A+LCGuard’s clinical research in January 2026. Specifically, in June 2025, the Company and the CRO began collaborating on drafting the clinical research protocol and started preparing the necessary equipment, consumables, reagent kits, and other materials for the study. We expect that the clinical research protocol may pass ethical review and receive ethics committee approval by the end of December 2025. Thereafter, we plan to initiate the trial stage of the clinical research, with completion anticipated within six months of January 2026. We believe the results of the clinical research will inform the work plan for future large-scale clinical trials, minimizing waste from an excessively large sample size or insufficient statistical power due to a sample size that is too small. We recognize that the clinical research results may differ from expectations and may not support our expected progression to clinical trials. If so, we plan to promptly optimize the product, adjust participant group selection, and modify the final protocol for large-scale clinical trials. However, we cannot guarantee that any clinical research or trial will meet our anticipated outcomes. Furthermore, delays in obtaining ethical approval or recruiting participants could prevent the clinical research from being completed on schedule. Such delays could subsequently postpone the large-scale clinical trial and ultimately the product launch date.

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

Results of Operations

For the years ended June 30, 2025 and 2024 and three-month periods ended September 30, 2025 and 2024, the Company conducted its business through Advanced Biomed Taiwan and Shanghai Sglcell’s subsidiaries as research and development centers for technology research and product development.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2025 and 2024

	Years Ended June 30,
	2025	2024	Change
Operating expenses:	$	$	$
Research and development	(909,771)	(880,193)	(29,578)	3%
General and administrative expenses	(2,111,265)	(1,661,379)	(449,886)	27%

Total operating expenses	(3,021,036)	(2,541,572)	(479,464)	19%

Interest income	24,915	53,495	(28,580)	(53)%
Other expense, net	(262,848)	(294,201)	31,353	(11)%
Loss before tax expense	(3,258,969)	(2,782,278)	(476,691)	17%
Income tax expense	-	-	-	nm %
Net Loss	(3,258,969)	(2,782,278)	(476,691)	17%

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2025 and 2024

	Three-month Periods Ended September 30
	2025	2024	Change
Operating expenses:	$	$	$
Research and development	(235,992)	(181,703)	(54,289)	30%
General and administrative expenses	(287,922)	(338,324)	50,402	(15)%
Total operating expenses	(523,914)	(520,027)	(3,887)	1%

Interest income	448	10	438	4380%
Other income, net	136,565	254,437	(117,872)	(46)%
Loss before tax expense	(386,901)	(265,580)	(121,321)	46%
Income tax expense		-	-	nm %
Net loss	(386,901)	(265,580)	(121,321)	46%

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through September 30, 2025 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

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

For the three-month periods ended September 30, 2025 and 2024, we incurred research and development expenses of $236 thousand and $182 thousand , respectively. The research and development expenses increased by approximately $54 thousand or 30% mainly due to increase in clinical development activities during the three-month periods ended September 30, 2025.

We plan to begin the clinical research for A+LCGuard in January 2026, and we anticipate the clinical research will end in June 2026.

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the years ended June 30, 2025 and 2024 and the three-month periods ended September 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024	Change
	$	$	$
Staff costs	503,788	761,257	(257,469)	(34)%
Depreciation and amortization	343,830	399,602	(55,772)	(14)%
Travelling and entertainment	37,955	18,843	19,112	101%
Legal and professional fees	1,003,489	350,000	653,489	187%
Property and related expenses	26,703	73,853	(47,150)	(64)%
Office supplies and upkeep expenses	110,386	11,443	98,943	865%
Miscellaneous expenses	85,114	46,381	38,733	84%
	2,111,265	1,661,379	449,886	27%

	Three-month Periods Ended September 30,
	2025	2024	Change
Staff costs	95,269	148,778	(53,509)	(36)%
Depreciation and amortization	27,319	27,292	27	-%
Rental fees	19,489	7,387	12,102	164%
Travelling and entertainment	191	12,604	(12,413)	(98)%
Legal and professional fees	130,317	48,225	82,092	170%
Property and related expenses	-	7,313	(7,313)	(100)%
Office supplies and upkeep expenses	1,106	3,355	(2,249)	(67)%
Miscellaneous expenses	14,231	83,370	(69,139)	(83)%
	287,922	338,324	(50,402)	(15)%

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

For the three-month periods ended September 30, 2025 and 2024, our general and administrative expenses amounted to $0.29 million, $0.34 million, respectively. The decrease in administrative expenses by approximately $0.05 million or 15% for the three-month period ended September 30, 2025, is mainly attributable to the decrease in staff cost, travelling and entertainment and miscellaneous expenses.

For the three-months period ended September 30, 2025 and 2024, our other income, net amounted to $0.1 million and $0.2 million, respectively. The decrease in other expense, net by approximately $0.1 million for the three-month period ended September 30, 2025, is mainly attributable to the exchange gain resulted from revaluation of the foreign currency balances of approximately $0.1 million for the three-month period ended September 30, 2025 as compared with exchange gain of $0.2 million recorded for the three-month period ended September 30, 2024.

Net Loss for the Year/Period

As a result of the foregoing, our net loss for the year ended June 30, 2025 was $3.3 million, compared to a loss from operations of $2.8 million for the year ended June 30, 2024.

Our loss from operations was $0.4 million and $0.3 million for the three-month periods ended September 30, 2025 and 2024, respectively.

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

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the financial year ended June 30, 2025 and the three-month period ended September 30, 2025, the Company reported net loss of $3,258,969 and $386,901, respectively. As of June 30, 2025 and September 30, 2025, the Company’s working capital surplus was $3,143,443 and $2,799,181 respectively. In addition, the Company had net cash outflows of $5,825,055 and $610,342 from operating activities for the financial year ended June 30, 2025 and the three-month period ended September 30, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $2,656,519 as of September 30, 2025 will be sufficient to meet our research and development and operating expenditures for a minimum period of approximately twelve months from the date of this Report.

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

We had the following contractual obligations and lease commitments as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	41,690	35,811	5,879	-	-
Total obligations	41,690	35,811	5,879	-	-

We had the following contractual obligations and lease commitments as of September 30, 2025

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	30,869	27,934	2,935	-	-
Total obligations	30,869	27,934	2,935	-	-

Working Capital

	September 30,	June 30,
	2025	2025	Change
Total current assets	$5,844,133	$6,032,571	$(188,438)
Total current liabilities	(3,044,952)	(2,889,128)	(155,824)
Net current assets	$2,799,181	$3,143,443	$(344,262)

As of September 30, 2025 and June 30, 2025, the Company’s working capital surplus was $2,799,181 and $3,143,443. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next two months from the date of this Report, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the fiscal years ended June 30, 2025 and 2024:

	Years ended June 30,
	2025	2024
	$	$

Cash at beginning of the year	2,607,973	2,622,279

Net cash used in operating activities	(5,825,055)	(2,126,340)
Net cash used in investing activities	(31,650)	(74,110)
Net cash provided by financing activities	5,934,301	1,866,820
Foreign currency effect	218,346	319,324

Net increase (decrease) in cash	295,942	(14,306)

Cash at end of the year	2,903,915	2,607,973

The following table summarizes our cash flows for the three-month periods ended September 30, 2025 and 2024:

	Three-month period ended September 30,
	2025	2024
	$	$

Cash at beginning of the period	2,903,915	2,607,973

Net cash used in operating activities	(610,342)	(29,680)
Net cash used in investing activities	(1,771)	(19,978)
Net cash provided financing activities	447,462	392,525
Foreign currency effect	(82,745)	(303,848)

Net increase (decrease) in cash	(247,396)	39,019

Cash at end of the period	2,656,519	2,646,992

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

For the three-month period ended September 30, 2025, our net cash used in operating activities was approximately $0.61 million, which primarily reflected our net loss of approximately $0.39 million, as primarily adjusted by the (i) non-cash depreciation and amortization of approximately $0.05 million negatively offset by (ii) decrease in accounts payable, accrual and other current liabilities of approximately $0.23 million and increase in prepaid expenses and other current assets of approximately $0.06 million.

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

For the three-month period ended September 30, 2025, our net cash used in investing activities was approximately $2 thousand, primarily attributable to the purchase of equipment.

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

For the three-month period ended September 30, 2025, our Company recorded net cash generated from financing activities of approximately $0.45 million, which was mainly attributable to loans from the related parties and repayments to related parties totalling of approximately $0.45 million.

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

The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. As of September 30, 2025 and June 30, 2025, the Company had no remaining carrying amount of finite-lived intangible related to purchased patents from the acquisition of Shanghai Sglcell Biotech Co., Ltd. as the assets were fully impaired in 2022.

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

Cash

Cash consist of cash on hand, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. As of September 30, 2025, cash balances of $2,641,596 and $1,730 were maintained at financial institutions in Taiwan and the PRC, respectively. PRC and Taiwan laws and regulations impose certain restrictions on our ability to transfer cash between countries and between our subsidiaries. ash may be transferred within our organization in the following manners: (i) Advanced Biomed may transfer funds to our subsidiaries, including our Shanghai subsidiary, by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise; (ii) we and our intermediate holding subsidiaries may provide loans to our operating subsidiaries and vice versa; and (iii) our subsidiaries, including our Shanghai subsidiary, may make dividends or other distributions to us through intermediate holding companies or otherwise. As of the date of this Report, Advanced Biomed made fourteen capital contributions to Advanced Biomed Taiwan and Advanced Biomed HK to support their research and development.

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

Risk of loss is not expected by management. A hypothetical 10% change in average interest rates during fiscal year 2026 would not have a material impact in annual interest income.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and June 30, 2025, except for the impairment loss on intangible assets recognized, no further impairment of long-lived assets was recognized.

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

As of September 30, 2025, and June 30, 2025, the carrying amount for cash, other current assets, accounts payable, accruals and other current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash on hand, the Company’s demand deposit placed with financial institutions and other receivables. Bank and cash balances are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of September 30, 2025 and June 30, 2025, bank and cash balances of $2.7 million and $2.9 million, respectively were maintained at financial institutions in Taiwan and China, of which approximately $2.7 million and $2.9 million, respectively, was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The maximum exposure to credit risk is the carrying amounts of cash and bank balances presented on the consolidated statements of financial position.

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

The management has assessed that risk related to using different assumptions and analyze their sensitivity to change based on outcomes that are deemed reasonably likely to occur and concluded any change would not have affected our liquidity and capital resources with the impairment recognized as of September 30, 2025 and June 30, 2025.

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

As of September 30, 2025 and June 30, 2025, bank and cash balances of approximately $2.7 million and $2.9 million, respectively, were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during fiscal year 2026 would not have a material impact in annual interest income.

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

Foreign Exchange Risk

Our reporting currency is the United States Dollar. The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of NT$ and RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice. However, the Company assessed that a hypothetical 10% decrease in exchange rates during fiscal year 2026 would not have a material impact in exchange gain/loss.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the first quarter of 2026.

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

Date: November 19, 2025	Advanced Biomed Inc

	By:	/s/ Yi Lu
Yi Lu
Chief Executive Officer
(Principal Executive Officer)