Form 10-Q
period 2025-12-31
Advanced Biomed Inc.
filed 2026-02-13
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of December 31, 2025, Advanced Biomed Inc had 21,640,000 shares of outstanding Common Stock, par value $0.001 per share.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of June 30, 2025
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	2,604,666	2,867,177
Prepaid expenses and other current assets, net	8,126,899	1,937,242
Due from discontinued operations	-	7,205,373
Current assets of discontinued operations	-	1,228,152
Total current assets	10,731,565	13,237,944

Equipment, net	97,100	125,184
Right-of-use assets, net	21,091	41,690
Other non-current assets	956	2,605
Other assets from discontinued operations	-	310,293
Total non-current assets	119,147	479,772

TOTAL ASSETS	10,850,712	13,717,716

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties – major stockholders as of December 31, 2025 and June 30, 2025, with $5,211 and $128,062, and due to related parties – related corporations with 574,324 and $761,083, respectively (1))	1,233,913	1,875,596
Lease payable - current	19,661	35,811
Current liabilities from discontinued operations	-	8,183,094
Total current liabilities	1,253,574	10,094,501

Amount due to related parties – non-current	114,065	69,975
Lease payable – non-current	1,431	5,879
Non-current liabilities from discontinued operations	-	69,797
Total non-current liabilities	115,496	145,651

TOTAL LIABILITIES	1,369,070	10,240,152

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; as of December 31, 2025 and June 30, 2025; 400,000,000 and 400,000,000 shares authorized; 21,640,000 and 21,640,000 shares issued and outstanding, respectively*	21,640	21,640
Additional paid-in capital	21,347,278	21,347,278
Accumulated deficits	(12,762,024)	(19,233,044)
Accumulated other comprehensive income	874,748	1,341,690
Total stockholders’ equity	9,481,642	3,477,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	10,850,712	13,717,716

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

(1)	See Note 12 for disclosure of related parties amounts.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	(186,331)	(212,397)	(421,914)	(380,090)
General and administrative expenses	(210,311)	(67,667)	(369,603)	(127,552)
Total operating expenses	(396,642)	(280,064)	(791,517)	(507,642)

Other income (expense):
Interest income	9,206	15,377	9,206	15,377
Gain on disposal of subsidiaries	7,346,684	-	7,346,684	-
Other income (expense), net	42,930	(314,807)	179,126	(72,342)
Total other income (expense), net	7,398,820	(299,430)	7,535,016	(56,965)

Income (loss) before tax expense	7,002,178	(579,494)	6,743,499	(564,607)
Income tax expense	-	-	-	-
Income (loss) from continuing operations	7,002,178	(579,494)	6,743,499	(564,607)
Loss from discontinued operation (net of tax)	(144,257)	(328,410)	(272,479)	(608,877)
Net income (loss) for the period	6,857,921	(907,904)	6,471,020	(1,173,484)

Other comprehensive income
Foreign currency translation (loss) gain, net of taxes	(380,403)	433,106	(466,942)	129,258
Total comprehensive income (loss)	6,477,518	(474,798)	6,004,078	(1,044,226)

Income (loss) per share:
continuing operations, basic and diluted*	0.32	(0.03)	0.31	(0.03)
discontinued operations, basic and diluted*	(0.01)	(0.02)	(0.01)	(0.03)
Total basic and diluted*	0.31	(0.05)	0.30	(0.06)

Weighted average number of shares of common stock in computing net loss per share
basic and diluted*	21,640,000	20,000,000	21,640,000	20,000,000

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid- in capital*	comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2024	20,000,000	20,000	16,493,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(1,173,484)	(1,173,484)
Foreign currency translation adjustment	-	-	-	129,258	-	129,258

Balance as of December 31, 2024	20,000,000	20,000	16,493,989	1,252,602	(17,147,559)	619,032

Balance as of July 1, 2025	21,640,000	21,640	21,347,278	1,341,690	(19,233,044)	3,477,564
Net income	-	-	-	-	6,471,020	6,471,020
Foreign currency translation adjustment	-	-	-	58,025	-	58,025
Adjustments in relation to deconsolidation of subsidiary	-	-	-	(524,967)	-	(524,967)
Balance as of December 31, 2025	21,640,000	21,640	21,347,278	874,748	(12,762,024)	9,481,642

*	Giving retroactive effect to the 5 for 1 reverse share split effected on October 15, 2024.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTEIRM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month periods ended December 31,
	2025	2024
	US$	US$
	(Unaudited)	(Unaudited)
Net income (loss)	6,471,020	(1,173,484)
Net loss from discontinued operations	(272,479)	(608,877)
Net income (loss) from continuing operations	6,743,499	(564,607)
Adjustment:
Depreciation and amortization	35,135	45,458
Net loss from disposal of equipment	60	-
Gain from disposal of subsidiaries	(7,346,684)	-
Interest income	(9,206)	(15,377)
Changes in operating assets:
Prepaid expenses and other current assets	652,014	1,702
Accounts payable, accruals and other current liabilities	(332,073)	41,047
Lease obligations, net cash	-	2,224
Other non-current assets	1,649	-
Interest received	9,206	15,377
Net cash used in operating activities from continuing operations	(246,400)	(474,176)
Net cash used in operating activities from discontinued operations	(877,500)	(397,345)
Cash used in operating activities	(1,123,900)	(871,521)

Purchase of equipment	(14,677)	(9,286)
Net cash used in investing activities from continuing operations	(14,677)	(9,286)
Cash used in investing activities	(14,677)	(9,286)

Payment of deferred initial public offering costs	-	(33,600)
Repayments to related parties – major stockholders	(17,941)	(2,253)
Proceeds from related parties – related corporations	139,123	506,705
Net cash provided by financing activities from continuing operations	121,182	470,852
Net cash provided by financing activities from discontinued operations	641,757	329,959
Cash provided by financing activities	762,939	800,811

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS	(122,616)	63,702
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS	204,931	65,556
Net change in cash, including cash from discontinued operations	(293,323)	49,262

Cash, including cash from discontinued operations - beginning of period	2,903,915	2,607,973
Cash, including cash from discontinued operations - end of period	2,610,592	2,657,235
Less cash from discontinued operations	5,926	9,579
Cash from continuing operations, end of period	2,604,666	2,647,656

Supplementary Cash Flow Information:
Cash received for interest	9,206	15,377
Cash paid for taxes	-	-

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

On December 23, 2025, the Company entered into an agreement (the “Agreement”) with an unrelated third party, Wei Ha Hui (the “Buyer”), pursuant to which the Company agreed to sell 100% of the issued and outstanding shares of Advanced Biomed (HK) Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Hong Kong Subsidiary”), for an aggregate purchase price of US$23,000 based on a valuation report commissioned by the Company, subject to the terms and conditions set forth in the Agreement. All intellectual property owned by the Hong Kong subsidiary, including intellectual property owned by Shanghai Sglcell Biotech Co., Ltd., a wholly owned subsidiary of the Hong Kong subsidiary, was transferred to the Buyer at the closing of this transaction on December 31, 2025.

The Company and its subsidiaries are in the table as follows:

Percentage of effective ownership
Name	Date of Incorporation	December 31, 2025	June 30, 2025	Place of incorporation	Principal Activities
Advanced Biomed Inc.	July 16, 2021	-	-	Nevada	Investment holding
Advanced Biomed Inc. (Taiwan)	September 1, 2014	100%	100%	Taiwan	Research and development of various advanced and innovative microfluidic biochip technologies, and provide the leading application of such technologies in precision oncology detection, diagnosis and treatment
Advanced Biomed HK Limited	August 10, 2021	-%	100%	Hong Kong	Market development
Shanghai Sglcell Biotech Co., Ltd.	April 12, 2019	-%	100%	People’s Republic of China	Clinical-related business

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

However, for the six-month period ended December 31, 2025, although the Company reported net income of $6,471,020, this was primarily attributable to a gain of $7,346,684 generated from the disposal of Advanced Biomed (HK) Limited and its subsidiary during the period. In addition, the Company had net cash outflows of $1,123,900 from operating activities for the six-month periods ended December 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern. The unaudited interim condensed consolidated financial statements for the six-month periods ended December 31, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

	As of December 31, 2025	As of June 30, 2025
Period end US$:NT$ exchange rate	31.37	29.18
Period end US$:CNY exchange rate	6.99	7.16
Period end US$:HKD exchange rate	7.78	7.85

	For the six-month periods ended December 31,
	2025	2024
Period average US$:NT$ exchange rate	30.48	32.31
Period average US$:CNY exchange rate	7.12	7.18
Period average US$:HKD exchange rate	7.80	7.79

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

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the six-month periods ended December 31, 2025 and 2024.

(i) Cash

Cash consists of bank deposit, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. Risk of loss is not expected by management.

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

Hence, the Company incurred its research and development cost during the six-month periods ended December 31, 2025 and 2024, which is in compliance under ASC 730-10-25.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the six-month periods ended December 31, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The Company’s CODM has been identified as the CEO, who reviews results when making decisions about allocating resources and assessing the performance of the Company. For the six-month periods ended December 31, 2025 and 2024, the CODM reviewed the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole, and the Company has only one reportable segment.

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

NOTE 4 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

Disposition of a Subsidiary:

On December 23, 2025, the Company entered into an agreement (the “Agreement”) with an unrelated third party, Wei Ha Hui (the “Buyer”), pursuant to which the Company agreed to sell 100% of the issued and outstanding shares of Advanced Biomed (HK) Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Hong Kong Subsidiary”), for an aggregate purchase price of US$23,000 based on a valuation report commissioned by the Company, subject to the terms and conditions set forth in the Agreement. All intellectual property owned by the Hong Kong subsidiary, including intellectual property owned by Shanghai Sglcell Biotech Co., Ltd., a wholly owned subsidiary of the Hong Kong subsidiary, was transferred to the Buyer at the closing of this transaction on December 31, 2025.

The subsidiary comprises our market development and clinical-related business operating segment. As a result of the planned disposition of the subsidiary, the market development and clinical-related business operating segment meets the held for sale criteria of ASC 205-20. Accordingly, the historical results of operations of the market development and clinical-related business operating segment has been reflected as discontinued operations in our consolidated financial statement for all periods prior to the Agreement on December 23, 2025.

As a result of the sale of the subsidiary completed during the period ended December 31, 2025, the Company deconsolidated the subsidiary as of December 31, 2025. Therefore, the Company reported no assets or liabilities of the subsidiary as of December 31, 2025 and recognized a net gain on deconsolidation of $7,346,684, which has been reflected as a component of other (expense) income on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

ADVANCED BIOMED HK LIMITED AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of June 30, 2025
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	-	36,738
Prepaid expenses and other current assets, net	-	1,191,414
Total current assets	-	1,228,152

Equipment, net	-	206,162
Right-of-use assets, net	-	23,709
Other non-current assets	-	80,422
Total non-current assets	-	310,293

TOTAL ASSETS	-	1,538,445

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities	-	977,721
Amounts due to Advanced Biomed Inc and Advanced Biomed Inc (Taiwan)	-	7,205,373
Total current liabilities	-	8,183,094

Amount due to related parties – non-current	-	69,797
Total non-current liabilities	-	69,797

TOTAL LIABILITIES	-	8,252,891

ADVANCED BIOMED HK LIMITED AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	(2)	(30,984)	(411)	(44,994)
General and administrative expenses	(144,242)	(214,681)	(272,872)	(493,120)
Total operating expenses	(144,244)	(245,665)	(273,283)	(538,114)

Other income (expense):
Interest income	8	40	456	50
Other (expense) income, net	(21)	(82,785)	348	(70,813)
Total other (expense) income, net	(13)	(82,745)	804	(70,763)

Loss before tax expense	(144,257)	(328,410)	(272,479)	(608,877)
Income tax expense	-	-	-	-
Loss from discontinued operations	(144,257)	(328,410)	(272,479)	(608,877)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Due from discontinued operations	6,102,022	-
Consumables	9,069	8,516
Other receivables	80,367	5,437
Deposits	13,100	1,782
Prepayment	1,922,341	1,921,507
Total prepaid expenses and other current assets	8,126,899	1,937,242
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	8,126,899	1,937,242

6. EQUIPMENT, NET

Equipment, net, consists of the following:

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Lab equipment	1,055,571	1,121,713
Computer equipment	7,943	5,840
Furniture and fixtures	7,016	7,543
	1,070,530	1,135,096
Less: accumulated depreciation	(973,430)	(1,009,912)
Equipment, net	97,100	125,184

Depreciation expenses were approximately US$14,462 and US$21,983 for the three-month periods ended December 31, 2025 and 2024, respectively. Depreciation expenses were approximately US$35,135 and US$45,458 for the six-month periods ended December 31, 2025 and 2024, respectively.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES AND AMOUNT DUE TO RELATED PARTIES – NON-CURRENT

Account Payable, accrued expenses and other liabilities consists of the following:

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Accounts payable	369,293	358,243
Payroll payable	58,318	22,367
Taxes Payable	2,729	2,934
Accrued Liabilities	224,038	575,831
Amount due to related parties – major stockholders *	5,211	128,062
Amount due to related parties – related corporations**	574,324	761,083
Other payable#	-	27,076
Total Accounts payable, accruals, and other current liabilities	1,233,913	1,875,596

Amount due to related parties – major stockholders, non-current***	114,065	-
Amount due to related parties – related corporations, non-current****	-	69,975
Total amount due to related parties – non-current	114,065	69,975

*	The amount due to the Company’s major stockholders as of December 31, 2025 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of December 31, 2025 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

***	The amount due to the Company’s major stockholders as of December 31, 2025 and June 30, 2025 are non-trade, unsecured, interest-free and the remaining loan term is over one year. The Company believes the carrying value approximates fair value.

****	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of June 30, 2025 is non-trade, unsecured, interest-free and the remaining loan term are over one year. The Company believes the carrying value approximates fair value.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER INCOME, NET

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other income (expense), net	(11)	-	(88)	-
Foreign exchange gain (loss)	42,941	(314,807)	179,214	(72,342)
Other income (expense), net	42,930	(314,807)	179,126	(72,342)

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

The Company’s net deferred income tax assets as of December 31, 2025 and June 30, 2025 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

For continuing operations, as of December 31, 2025 and June 30, 2025, the Company had total net operating loss carry forwards of approximately $8,509,397 and $8,176,780, respectively, which consists of Taiwan net operating losses of $5,831,092 and $5,824,336, respectively and US net operating loss carry forwards of $2,678,305 and $2,352,444, respectively.

For discontinued operations, as of December 31, 2025 and June 30, 2025, the Company had total net operating loss carry forwards of approximately $5,291,510 and $4,990,936, respectively, which consists of China net operating loss carry forwards of $5,140,404 and $4,896,250, respectively and Hong Kong net operating loss carry forwards of $151,106 and $94,686, respectively.

Taiwan

The Company’s operating subsidiary, Advanced Biomed Inc. (Taiwan) is considered Taiwan tax resident enterprises under Taiwan tax laws; accordingly, it is subject to enterprise income tax on its taxable income as determined under Taiwan tax laws at a statutory tax rate of 20%.

China

The Company’s operating subsidiary, Shanghai Sglcell Biotech Co., Ltd., which was disposed on December 31, 2025, is considered PRC resident enterprises under Enterprise Income Tax Law of the PRC; accordingly, it is subject to enterprise income tax on their taxable income as determined under Enterprise Income Tax Law of the PRC at a statutory tax rate of 25%.

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited, which was disposed on December 31, 2025, is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the six-month periods ended December 31, 2025 and 2024.

The income tax provision consists of the following component:

	For the three-month periods ended December 31,		For the six-month periods ended December 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income tax expense	-	-	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the six-month periods ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Loss before tax	6,743,499	564,607
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	1,416,135	118,567
Non-taxable gain on disposal of subsidiary	(1,537,974)	(127,864)
Effect of tax losses carry forwards	121,840	98,459
Effect of subsidiaries foreign income	(1)	(89,162)
Income tax expense	-	-
Effective tax rate	-%	-%

The component of deferred tax assets are as follows:

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Net operating losses carry forward	1,695,405	919,091
Valuation allowance	(1,695,405)	(919,091)
Deferred tax assets, net	-	-

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

	For the six-month periods ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Changes in valuation allowances	(21)%	(21)%
Provision for taxes	-%	-%

Taiwan

	For the six-month periods ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(1)%	(1)%
Changes in valuation allowances	(20)%	(20)%
Provision for taxes	-%	-%

China

	For the six-month periods ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	4%	4%
Changes in valuation allowances	(25)%	(25)%
Provision for taxes	-%	-%

Hong Kong

	For the six-month periods ended December 31,
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

In the ordinary course of business, during the six-month periods ended December 31, 2025 and 2024, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Amount due to related parties – major stockholders

Current:
Name of related party
Yi Lu, Ph.D. (1)	-	122,626
Chen-Yi Lee (2)	5,211	5,436
	5,211	128,062

Non-Current:
Name of related party
Yi Lu, Ph.D. (1)	114,015	-

Amount due to related parties – related corporations

Current:
Name of related party
Well Fancy Development Ltd (3)	574,324	761,083

Non-Current:
Name of related party
Well Fancy Development Ltd (3)	-	69,975

1.	Advanced Biomed Inc. (Taiwan) entered into an unsecured, interest-free loan to Yi Lu amounting to NTD 3,578,212 (approximately US$114,065) for general working capital in January 2023. As of December 31, 2025, the loan balance due to Yi Lu amounted to US$114,065.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(Taiwan) entered into eight unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$196,731), NTD 1,911,944 (approximately US$65,522), NTD 1,906,840 (approximately US$65,347), NTD 3,121,500 (approximately US$106,974), NTD 1,798,060 (approximately US$61,620), NTD 1,291,552 (approximately US$44,262), NTD 455,992 (approximately US$15,627) and NTD 4,364,297 (approximately US$139,123) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025, March 2025 and November 2025. And Advanced Biomed Inc. entered into three unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975, US$205,000 and US$220,000 for general working capital in November 2024, March 2025 and September 2025. In March 2025, Advanced Biomed Inc. paid US$50,000 to Well Fancy Development Ltd for repayment, and Advanced Biomed Inc.(HK) paid US$550,000 to Well Fancy Development Ltd for repayment Advanced Biomed Inc.’s and Advanced Biomed Inc.(Taiwan)’s debt. As of December 31, 2025, the loan balance due to Well Fancy Development Ltd totally amounted to US$574,324 for general working capital.

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

Measure of Segment Profit or Loss

The CODM assesses performance for the segment and decides how to allocate resources by regularly reviewing the consolidated net income from the statement of operations, after taking into account the Company’s strategic priorities, its cash balance, and its expected use of cash. The following table presents the significant expense categories in the Company’s single operating segment:

	For the three-month periods ended December 31,
	2025	2024
	US$	US$
	(unaudited)	(unaudited)
Research and development expenses	(186,331)	(212,397)
General and administrative expenses	(210,311)	(67,667)
Other income (expense), net	7,398,820	(299,430)
Net Income (loss) from continuing operations	7,002,178	(579,494)

	For the six-month periods ended December 31,
	2025	2024
	US$	US$
	(unaudited)	(unaudited)
Research and development expenses	(421,914)	(380,090)
General and administrative expenses	(369,603)	(127,552)
Other income (expense), net	7,535,016	(56,965)
Net Income (loss) from continuing operations	6,743,499	(564,607)

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

15. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2025 and up through February 13, 2026, the issuance date of these unaudited interim condensed consolidated financial statements.

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

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Operating lease ROU asset	21,091	41,690

	December 31, 2025	June 30, 2025
	US$	US$
	(unaudited)
Operating lease liabilities
Current portion	19,661	35,811
Non-current portion	1,431	5,879
Total	21,092	41,690

As of December 31, 2025, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment for the years ending June 30,	US$
Remainder of 2026	15,811
2027	5,515
2028	-
2029	-
2030	-
Thereafter	-
Total future lease payment	21,326
Less: imputed interest	(234)
Present value of operating lease liabilities	21,092
Operating lease liabilities, current portion	19,661
Operating lease liabilities, non-current portion	1,431

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025

Weighted average discount rate	3.41%	3.40%
Weighted average remaining lease term (years)	0.75	1.15

16. SUBSEQUENT EVENTS

The Company has assessed all events from December 31, 2025 through February 13, 2026, which is the date that these unaudited interim condensed consolidated financial statements are available to be issued, there are not any material subsequent events that require disclosure in these unaudited interim condensed consolidated financial statements other than as described below.

On January 12, 2026, a written consent (the “Written Consent”) in lieu of a meeting of the stockholders of the Company owning a majority of the outstanding of the voting power of the Company (the “Majority Stockholders”) as of the Record Date. The Written Consent approved the reverse stock split of the Company’s issued and outstanding shares of common stock, $0.001 par value (the “Common Stock”), within a range of one-for-two (1:2) to one-for-one hundred (1:100) (the “Reverse Stock Split”), as may be determined by the Board of Directors in its discretion. As of the date of this report, the Reverse Stock Split has not yet become effective.

On January 28, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) relating to the issuance and sale of 4,000,000 shares of common stock (the “Purchased Shares”), par value $0.001 per share, of the Company (the “Common Stock”), at $0.062 per share for a total purchase price of $248,000 (the “Purchase Price”). The transaction was closed and the Purchased Shares were issued on January 29, 2026.

On January 30, 2026, the Company issued 1,650,710 shares of Common Stock to Helena Global Investment Opportunities I Ltd (the “Investor”) pursuant to an agreement signed with the Investor granted the Company an equity line of credit of up to Twenty-Five Million United States Dollars ($25,000,000) in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to terms and conditions set forth in the agreement (the “Agreement”).as the consideration for its commitment under the Agreement, with an aggregate value of $500,000 at the time of issuance (the “Commitment Fee Shares”), thereby fulfilling its obligation under the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes contained elsewhere in this Report and in our other U.S. Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” of our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission, and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Recent developments

On December 23, 2025, the Company entered into an agreement (the “Agreement”) with an unrelated third party, Wei Ha Hui (the “Buyer”), pursuant to which the Company agreed to sell 100% of the issued and outstanding shares of Advanced Biomed (HK) Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Hong Kong Subsidiary”), for an aggregate purchase price of US$23,000 based on a valuation report commissioned by the Company, subject to the terms and conditions set forth in the Agreement. All intellectual property owned by the Hong Kong subsidiary, including intellectual property owned by Shanghai Sglcell Biotech Co., Ltd., a wholly owned subsidiary of the Hong Kong subsidiary, was transferred to the Buyer at the closing of this transaction on December 31, 2025. The subsidiary comprises our market development and clinical-related business operating segment.

Results of Operations

For the six-month periods ended December31, 2025 and 2024, the Company conducted its business through Advanced Biomed Taiwan as research and development centers for technology research and product development.

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2025 and 2024

	For the three-month periods ended December 31,		Change
	2025	2024
	US$	US$	US$	%

Operating expenses:
Research and development expenses	(186,331)	(212,397)	26,066	(12)%
General and administrative expenses	(210,311)	(67,667)	(142,644)	211%
Total operating expenses	(396,642)	(280,064)	(116,578)	42%

Other income (expense):
Interest income	9,206	15,377	(6,171)	(40)%
Gain on disposal of subsidiaries	7,346,684	-	7,346,684	nm
Other income (expense), net	42,930	(314,807)	357,737	(114)%
Total other income (expense), net	7,398,820	(299,430)	7,698,250	(2571)%

Income (loss) before tax expense	7,002,178	(579,494)	7,581,672	nm
Income tax expense	-	-
Income (loss) from continuing operations	7,002,178	(579,494)	7,581,672	nm
Loss from discontinued operation (net of tax)	(144,257)	(328,410)	184,153	(56)%
Net income (loss) for the period	6,857,921	(907,904)	7,765,825	nm

Comparison of Results of Operations for the Six-Month Periods Ended December 31, 2025 and 2024

	For the six-month periods ended December 31,		Change
	2025	2024
	US$	US$	US$	%

Operating expenses:
Research and development expenses	(421,914)	(380,090)	(41,824)	11%
General and administrative expenses	(369,603)	(127,552)	(242,051)	190%
Total operating expenses	(791,517)	(507,642)	(283,875)	56%

Other income (expense):
Interest income	9,206	15,377	(6,171)	(40)%
Gain on disposal of subsidiaries	7,346,684	-	7,346,684	nm
Other income (expense), net	179,126	(72,342)	251,468	(348)%
Total other income (expense), net	7,535,016	(56,965)	7,591,981	(13327)%

Income (loss) before tax expense	6,743,499	(564,607)	7,308,106	nm
Income tax expense	-	-
Income (loss) from continuing operations	6,743,499	(564,607)	7,308,106	nm
Loss from discontinued operation (net of tax)	(272,479)	(608,877)	336,398	(55)%
Net income (loss) for the period	6,471,020	(1,173,484)	7,644,504	nm

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through December 31, 2025 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

Our research and development expenses are primarily related to research and development of microfluidic biochip technology and its application in precision medicine in the field of oncology, including early cancer screening and detection, diagnosis and staging, treatment selection, and patient prognosis.

For the three-month period ended December 31, 2025 and 2024, we incurred research and development expenses of $186 thousand and $212 thousand, respectively. The research and development expenses slightly decreased by approximately $26 thousand or 12% for the three-month period ended December 31, 2025 mainly due to reduction in clinical development activities.

For the six-month periods ended December 31, 2025 and 2024, we incurred research and development expenses of $422 thousand and $380 thousand , respectively. The research and development expenses increased by approximately $42 thousand or 11% mainly due to increase in clinical development activities during the six-month periods ended December 31, 2025.

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the three-month and six-month periods ended December 31, 2025 and 2024:

	Three-month Periods Ended December 31,
	2025	2024	Change
	US$	US$	US$
Staff costs	52,314	-	52,314	nm
Rental fees	7,378	8,912	(1,534)	(17)%
Professional fees	149,000	50,000	99,000	198%
Miscellaneous expenses	1,619	8,755	(7,136)	(82)%
	210,311	67,667	142,644	211%

	Six-month Periods Ended December 31,
	2025	2024	Change
	US$	US$	US$
Staff costs	92,673	-	92,673	nm
Office supplies and upkeep expenses	538	-	538	nm
Rental fees	15,001	16,261	(1,260)	(8)%
Professional fees	255,529	100,000	155,529	156%
Miscellaneous expenses	5,862	11,291	(5,429)	(48)%
	369,603	127,552	242,051	190%

For the three-month periods ended December 31, 2025 and 2024, our general and administrative expenses amounted to $0.2 million, $0.07 million, respectively. The increase in administrative expenses by approximately $0.14 million or 211% for the three-month period ended December 31, 2025, is mainly attributable to the increase in staff cost and professional fees.

For the six-months period ended December 31, 2025 and 2024, our general and administrative expenses amounted to $0.4 million and $0.1 million, respectively. The increase in administrative expenses by approximately $0.3 million or 190% for the six-month period ended December 31, 2025, is mainly attributable to the increase in the staff costs and professional fees.

For the three-months periods ended December 31, 2025 and 2024, our other income, net amounted to $0.04 million and other expense, net amounted $0.3 million, respectively. The increase in other income, net by approximately $0.4 million for the three-month period ended December 31, 2025, is mainly attributable to the exchange gain resulted from revaluation of the foreign currency balances of approximately $0.04 million for the three-month period ended December 31, 2025 as compared with exchange loss of $0.3 million recorded for the six-month period ended December 31, 2024.

For the six-months periods ended December 31, 2025 and 2024, our other income, net amounted to $0.2 million and other expense, net amounted to $0.07 million, respectively. The increase in other income, net by approximately $0.3 million for the six-month period ended December 31, 2025, is mainly attributable to the exchange gain resulted from revaluation of the foreign currency balances of approximately $0.2 million for the six-month period ended December 31, 2025 as compared with exchange loss of $0.07 million recorded for the six-month period ended December 31, 2024.

For the six-month period ended December 31, 2025, as a result of the sale of the 100% of the issued and outstanding shares of Advanced Biomed (HK) Limited, a Hong Kong company and a wholly owned subsidiary of the Company completed during the period, the Company deconsolidated the subsidiary as of December 31, 2025. Therefore, the Company reported no assets or liabilities of the subsidiary as of December 31, 2025 and recognized a net gain on deconsolidation of approximately $7,346,684, which has been reflected as a component of other (expense) income.

Net Income (Loss) for the Period

As a result of the foregoing, our net income (loss) from operations was $6.5 million and $(1.2) million for the six-month periods ended December 31, 2025 and 2024, respectively.

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

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the financial year ended June 30, 2025 and the six-month period ended December 31, 2025, the Company reported net (loss) income of $(3,258,969) and $6,471,020, respectively. As of June 30, 2025 and December 31, 2025, the Company’s working capital surplus was $3,143,443 and $9,477,991, respectively. However, the Company had net cash outflows of $5,825,055 for the fiscal year ended June 30, 2025 and $1,123,900 from operating activities for the six-month period ended December 31, 2025. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

On January 28, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) relating to the issuance and sale of 4,000,000 shares of common stock (the “Purchased Shares”), par value $0.001 per share, of the Company (the “Common Stock”), at $0.062 per share for a total purchase price of $248,000 (the “Purchase Price”). The transaction was closed and the Purchased Shares were issued on January 29, 2026.

On January 30, 2026, the Company issued 1,650,710 shares of Common Stock to Helena Global Investment Opportunities I Ltd (the “Investor”) pursuant to an agreement signed with the Investor granted the Company an equity line of credit of up to $25,000,000 in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to terms and conditions set forth in the agreement (the “Agreement”).as the consideration for its commitment under the Agreement, with an aggregate value of $500,000 at the time of issuance (the “Commitment Fee Shares”), thereby fulfilling its obligation under the Agreement.

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $2,604,666 as of December 31, 2025 will be sufficient to meet our research and development and operating expenditures for a minimum period of approximately twelve months from the date of this Report.

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

We had the following contractual obligations and lease commitments as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	41,690	35,811	5,879	-	-
Total obligations	41,690	35,811	5,879	-	-

We had the following contractual obligations and lease commitments as of December 31, 2025

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	21,092	19,661	1,431	-	-
Total obligations	21,092	19,661	1,431	-	-

Working Capital

	December 31,	June 30,
	2025	2025	Change
Total current assets	$10,731,565	$13,237,944	$(2,506,379)
Total current liabilities	(1,253,574)	(10,094,501)	8,840,927
Net current assets	$9,477,991	$3,143,443	$6,334,548

As of December 31, 2025 and June 30, 2025, the Company’s working capital surplus was $9,477,991 and $3,143,443. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next two months from the date of this Report, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the six-month periods ended December 31, 2025 and 2024:

	Six-month period ended December 31,
	2025	2024
	$	$

Cash, including cash from discontinued operations - beginning of period	2,903,915	2,607,973

Net cash used in operating activities	(1,123,900)	(871,521)
Net cash used in investing activities	(14,677)	(9,286)
Net cash provided financing activities	762,939	800,811
Foreign currency effect	82,315	129,258

Net (decrease) increase in cash	(293,323)	49,262

Cash, including cash from discontinued operations - end of period	2,610,592	2,657,235
Less cash from discontinued operations	(5,926)	(9,579)
Cash from continuing operations, end of period	2,604,666	2,647,656

Cash Flow from Operating Activities

Our net cash used in operating activities primarily reflected our net loss, as adjusted for non-operating items, such as non-cash depreciation and amortization and effects of changes in working capital such as decrease in prepaid expenses and other current assets and increase or decrease in accounts payables, accruals and other current liabilities.

For the six-month period ended December 31, 2025, our net cash used in operating activities was approximately $1.1 million, which primarily reflected our net income of approximately $6.5 million, as primarily adjusted by the (i) non-cash gain from disposal of subsidiaries of approximately $7.3 million negatively offset by (ii) decrease in accounts payable, accrual and other current liabilities of approximately $1 million.

Cash Flow from Investing Activities

Our cash flows used in investing activities primarily consisted of (i) the purchase of intangible assets; (ii) the purchase of equipment, furniture and fixtures and leasehold improvements; and (iii) acquisition of assets of the subsidiaries.

For the six-month period ended December 31, 2025, our net cash used in investing activities was approximately $15,000, primarily attributable to the purchase of equipment.

Cash Flow from Financing Activities

Our cash flows from financing activities primarily consists of proceeds from issuance of shares and loans from the related parties.

For the six-month period ended December 31, 2025, our Company recorded net cash generated from financing activities of approximately $0.8 million, which was mainly attributable to loans from the related parties and repayments to related parties totaling of approximately $0.8 million and net cash provided by financing activities from discontinued operations.

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

Cash

Cash consist of bank deposit, the Company’s demand deposit placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. As of December 31, 2025, cash balance of $2,592,413 was maintained at financial institutions in Taiwan.   Taiwan laws and regulations impose certain restrictions on our ability to transfer cash between countries and between our subsidiaries. Cash may be transferred within our organization in the following manners: (i) Advanced Biomed may transfer funds to our subsidiaries, including our Taiwan subsidiary, by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise; (ii) we and our intermediate holding subsidiaries may provide loans to our operating subsidiaries and vice versa; and (iii) our subsidiaries, including our Shanghai subsidiary, may make dividends or other distributions to us through intermediate holding companies or otherwise. As of the date of this Report, Advanced Biomed made fourteen capital contributions to Advanced Biomed Taiwan to support their research and development.

Date	Receiving Entity	Amount (US$)
June 29, 2022	Advanced Biomed Taiwan	2,500,000
October 11, 2022	Advanced Biomed Taiwan	86,000
November 7, 2022	Advanced Biomed Taiwan	122,000
December 14, 2022	Advanced Biomed Taiwan	85,000
March 20, 2025	Advanced Biomed Taiwan	500,000

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

As of December 31, 2025, and June 30, 2025, the carrying amount for cash, other current assets, accounts payable, accruals and other current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash on hand, the Company’s demand deposit placed with financial institutions and other receivables. Bank and cash balances are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of December 31, 2025 and June 30, 2025, bank and cash balances of $2.6 million and $2.9 million, respectively were maintained at financial institutions in Taiwan, of which approximately $2.6 million and $2.9 million, respectively, was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The maximum exposure to credit risk is the carrying amounts of cash and bank balances presented on the consolidated statements of financial position.

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

As of December 31, 2025 and June 30, 2025, bank and cash balances of approximately $2.6 million and $2.9 million, respectively, were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during fiscal year 2026 would not have a material impact in annual interest income.

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

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of fiscal year 2026.

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

Date: February 13, 2026	Advanced Biomed Inc

	By:	/s/ Yi Lu
Yi Lu
Chief Executive Officer
(Principal Executive Officer)