Form 10-Q
period 2026-03-31
Advanced Biomed Inc.
filed 2026-05-15
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, Advanced Biomed Inc had 1,382,133 shares of outstanding Common Stock, par value $0.001 per share.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of June 30, 2025
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	2,602,697	2,867,177
Prepaid expenses and other current assets, net	7,923,612	1,937,242
Due from discontinued operations	-	7,205,373
Current assets of discontinued operations	-	1,228,152
Total current assets	10,526,309	13,237,944

Equipment, net	87,280	125,184
Right-of-use assets, net	30,551	41,690
Other non-current assets	2,184	2,605
Other assets from discontinued operations	-	310,293
Total non-current assets	120,015	479,772

TOTAL ASSETS	10,646,324	13,717,716

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities (including amount due to related parties – major stockholders as of March 31, 2026 and June 30, 2025, with $140,980 and $128,062, and due to related parties – related corporations with $571,373 and $761,083, respectively (1))	1,407,076	1,875,596
Lease payable - current	18,608	35,811
Current liabilities from discontinued operations	-	8,183,094
Total current liabilities	1,425,684	10,094,501

Amount due to related parties – non-current	-	69,975
Lease payable – non-current	10,903	5,879
Non-current liabilities from discontinued operations	-	69,797
Total non-current liabilities	10,903	145,651

TOTAL LIABILITIES	1,436,587	10,240,152

Commitments and contingencies	-	-

Stockholders’ equity
Common stock $0.001 par value per share; 400,000,000 shares authorized; 1,382,133 and 1,082,000 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively. *	1,382	1,082
Additional paid-in capital	21,615,536	21,367,836
Accumulated deficits	(13,250,966)	(19,233,044)
Accumulated other comprehensive income	843,785	1,341,690
Total stockholders’ equity	9,209,737	3,477,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	10,646,324	13,717,716

*	Giving retroactive effect to the 1-for-20 reverse share split effected on February 20, 2026.

(1)	See Note 12 for disclosures regarding related party transactions.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	(243,226)	(219,966)	(665,140)	(600,056)
General and administrative expenses	(276,610)	(347,541)	(646,213)	(475,093)
Total operating expenses	(519,836)	(567,507)	(1,311,353)	(1,075,149)

Other income (expense):
Interest (expense) income	(112)	-	9,094	15,287
Gain on disposal of subsidiaries	-	-	7,346,684	-
Other income (expense), net	31,006	(629,992)	210,132	(702,244)
Total other income (expense), net	30,894	(629,992)	7,565,910	(686,957)

Income (loss) before tax expense	(488,942)	(1,197,499)	6,254,557	(1,762,106)
Income tax expense	-	-	-	-
Income (loss) from continuing operations	(488,942)	(1,197,499)	6,254,557	(1,762,106)
Income (loss) from discontinued operations, net of tax	-	(186,375)	(272,479)	(795,252)
Net income (loss) for the period	(488,942)	(1,383,874)	5,982,078	(2,557,358)

Other comprehensive income
Foreign currency translation (loss) gain, net of taxes	(30,963)	39,696	(497,905)	168,954
Total comprehensive income (loss)	(519,905)	(1,344,178)	5,484,173	(2,388,404)

Income (loss) per share:
continuing operations, basic and diluted*	(0.38)	(1.17)	5.45	(1.75)
discontinued operations, basic and diluted*	-	(0.18)	(0.24)	(0.79)
Total basic and diluted*	(0.38)	(1.35)	5.21	(2.54)

Weighted average number of shares of common stock in computing net income (loss) per share
basic and diluted*	1,284,923	1,023,955	1,148,654	1,007,810

*	Giving retroactive effect to the 1-for-20 reverse share split effected on February 20, 2026.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid- in capital*	comprehensive income	Accumulated deficit	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2024	1,000,000	1,000	16,512,989	1,123,344	(15,974,075)	1,663,258
Net loss	-	-	-	-	(2,557,358)	(2,557,358)
Common stock issued for cash	82,000	82	4,854,847	-	-	4,854,929
Foreign currency translation adjustment	-	-	-	168,954	-	168,954

Balance as of March 31, 2025	1,082,000	1,082	21,367,836	1,292,298	(18,531,433)	4,129,783

Balance as of July 1, 2025	1,082,000	1,082	21,367,836	1,341,690	(19,233,044)	3,477,564
Net income	-	-	-	-	5,982,078	5,982,078
Private placement	200,000	200	247,800	-	-	248,000
Common stock issued for commitment fee	82,536	83	(83)	-	-	-
Issuance of shares due to fractional rounding	17,597	17	(17)	-	-	-
Foreign currency translation adjustment	-	-	-	27,062	-	27,062
Adjustments in relation to deconsolidation of subsidiary	-	-	-	(524,967)	-	(524,967)
Balance as of March 31, 2026	1,382,133	1,382	21,615,536	843,785	(13,250,966)	9,209,737

*	Giving retroactive effect to the 1-for-20 reverse share split effected on February 20, 2026.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

ADVANCED BIOMED INC

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month periods ended March 31,
	2026	2025
	US$	US$
	(Unaudited)	(Unaudited)
Net income (loss)	5,982,078	(2,557,358)
Net loss from discontinued operations	(272,479)	(795,252)
Net income (loss) from continuing operations	6,254,557	(1,762,106)
Adjustment:
Depreciation and amortization	44,461	67,965
Net loss from disposal of equipment	60	-
Gain from disposal of subsidiaries	(7,346,684)	-
Interest income	(9,094)	(15,287)
Changes in operating assets:
Prepaid expenses and other current assets	851,253	(2,046,665)
Accounts payable, accruals and other current liabilities	(291,728)	(2,172,861)
Lease obligations, net cash	(1,040)	1,978
Other non-current assets	2,946	-
Interest received	9,094	15,287
Net cash used in operating activities from continuing operations	(486,175)	(5,911,689)
Net cash (used in) provided by operating activities from discontinued operations	(877,500)	1,630,596
Net cash used in operating activities	(1,363,675)	(4,281,093)

Purchase of equipment	(15,941)	(11,501)
Net cash used in investing activities from continuing operations	(15,941)	(11,501)
Net cash used in investing activities	(15,941)	(11,501)

Proceeds from issuance of common stock	248,000	5,602,400
Repayments to related parties – major stockholders	-	(1,184)
Proceeds from related parties – related corporations	141,459	763,872
Net cash provided by financing activities from continuing operations	389,459	6,365,088
Net cash provided by financing activities from discontinued operations	641,757	334,679
Net cash provided by financing activities	1,031,216	6,699,767

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS	(151,823)	138,000
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS	204,931	30,954
Net change in cash, including cash from discontinued operations	(295,292)	2,576,127

Cash, including cash from discontinued operations - beginning of period	2,903,915	2,607,973
Cash, including cash from discontinued operations - end of period	2,608,623	5,184,100
Less cash from discontinued operations	5,926	2,007,638
Cash from continuing operations, end of period	2,602,697	3,176,462

Supplementary Cash Flow Information:
Cash received for interest	$9,094	$15,287
Cash paid for income taxes	-	-
Non-cash transactions of investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,216	-

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

On March 7, 2025, the Company announced the closing of its initial public offering (the “Offering”) of 1,640,000 shares of common stock (the “Shares”), at a public offering price of US$4.00 per share for total gross proceeds of US$6,560 thousand. The Company raised total net proceeds of approximately US$5,490 thousand, which was reflected in the statement of cash flows, after deducting underwriting discounts and commissions and outstanding offering expenses upon the completion of listing. The common stock of the Company began trading on the Nasdaq Capital Market under the ticker symbol “ADVB” from March 6, 2025.

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

The Company and its subsidiaries are in the table as follows:

Percentage of effective ownership
Name	Date of Incorporation	March 31, 2026	June 30, 2025	Place of incorporation	Principal Activities
Advanced Biomed Inc.	July 16, 2021	-	-	Nevada	Investment holding
Advanced Biomed Inc. (Taiwan)	September 1, 2014	100%	100%	Taiwan	Research and development of various advanced and innovative microfluidic biochip technologies, and provide the leading application of such technologies in precision oncology detection, diagnosis and treatment
Advanced Biomed HK Limited	August 10, 2021	-%	100%	Hong Kong	Market development
Shanghai Sglcell Biotech Co., Ltd.	April 12, 2019	-%	100%	People’s Republic of China	Clinical-related business

The accompanying unaudited interim condensed consolidated financial statements are presented assuming that the Company was in existence at the beginning of the first period presented.

Reverse Stock Split

On February 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-20 reverse stock split of its common stock. The Reverse Split became effective at the open of trading on The Nasdaq Capital Market on February 20, 2026. All share and per-share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

January 2026 Private Placement

In January 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors. Pursuant to the agreement, the Company issued 200,000 shares of common stock (representing 4,000,000 shares on a pre-split basis) for gross proceeds of $248,000. The proceeds from this private placement are intended to be used for general corporate purposes and working capital. All share counts related to this offering have been retroactively adjusted to reflect the 1-for-20 Reverse Split that occurred on February 20, 2026.

Issuance of Common Stock for Commitment Fee

In January 2026, prior to the Reverse Split, the Company issued shares of common stock with an aggregate fair value of $500,000 to an institutional investor as a commitment fee in connection with a securities purchase agreement. The issuance was recognized as a non-cash financing expense. The underlying share count has been retroactively restated to reflect the Reverse Split.

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

The Company certain related parties have waived off the amount due to them as of June 30, 2024, which amounted to $2,820,624 in order to improve the Company’s working capital. The Company completed its initial public offering. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6,560 thousand before deducting any underwriting discounts or expenses.

On June 6, 2025, the Company entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which the Company have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000,000) of the Company’s Common Stock, subject to terms and conditions set forth in the ELOC Agreement. As of March 31, 2026, the ELOC Agreement remains in effect. In connection with the 1-for-20 Reverse Split implemented on February 20, 2026, the number of shares available for issuance and the applicable purchase price under the ELOC Agreement have been adjusted in accordance with its terms. The Company intends to utilize this facility as needed to supplement its working capital requirements.

However, for the nine-month period ended March 31, 2026, although the Company reported net income of $5,982,078, this was primarily attributable to a gain of $7,346,684 generated from the disposal of Advanced Biomed (HK) Limited and its subsidiary during the period. In addition, the Company had net cash outflows of $1,363,675 from operating activities for the nine-month periods ended March 31, 2026. To improve its liquidity, the Company completed a private placement in January 2026, raising gross proceeds of $248,000. Additionally, the Company implemented a 1-for-20 reverse stock split in February 2026 to maintain its listing status and improve its capital structure. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern. The unaudited interim condensed consolidated financial statements for the nine-month period ended March 31, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

On February 20, 2026, the Company effected a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-20 (the “2026 Reverse Split”). The 2026 Reverse Split was approved by the Company’s Board of Directors and stockholders to maintain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Unless otherwise indicated, all share and per-share data in the accompanying unaudited interim condensed consolidated financial statements and notes have been retroactively adjusted for all periods presented to reflect the 2026 Reverse Split as if it had occurred at the beginning of the earliest period presented. The par value of the common stock remained unchanged at $0.001 per share.

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

	As of March 31, 2026	As of June 30, 2025
Period end US$:NT$ exchange rate	32.05	29.18
Period end US$:CNY exchange rate	6.90	7.16
Period end US$:HK$ exchange rate	7.84	7.85

	For the nine-month periods ended March 31,
	2026	2025
Period average US$:NT$ exchange rate	30.85	32.50
Period average US$:CNY exchange rate	7.06	7.21
Period average US$:HK$ exchange rate	7.80	7.78

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

(h) Related parties

We adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions for the nine-month periods ended March 31, 2026 and 2025.

(i) Cash

Cash consists of bank deposits, the Company’s demand deposits placed with financial institutions, which have original maturities of less than three months and unrestricted as to withdrawal and use. Deposits are held at highly liquid and well capitalized financial institutions. Risk of loss is not expected by management.

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

Hence, the Company incurred its research and development cost during the nine-month periods ended March 31, 2026 and 2025, which is in compliance under ASC 730-10-25.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the nine-month periods ended March 31, 2026 and 2025. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

The Company’s CODM has been identified as the CEO, who reviews results when making decisions about allocating resources and assessing the performance of the Company. For the nine-month periods ended March 31, 2026 and 2025, the CODM reviewed the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole, and the Company has only one reportable segment.

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

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Award. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company adopted this guidance effective July 1, 2025. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These issues to remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company adopted this guidance effective July 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures, primarily focused on the rate reconciliation table and cash taxes paid. This guidance is effective for the Company’s annual periods beginning after December 15, 2025 (effective July 1, 2026 for the Company). The Company is currently evaluating the impact of this guidance.

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

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

ADVANCED BIOMED HK LIMITED AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of June 30, 2025
	US$	US$
	(Unaudited)
Assets
Current assets:
Cash	-	36,738
Prepaid expenses and other current assets, net	-	1,191,414
Total current assets	-	1,228,152

Equipment, net	-	206,162
Right-of-use assets, net	-	23,709
Other non-current assets	-	80,422
Total non-current assets	-	310,293

TOTAL ASSETS	-	1,538,445

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities	-	977,721
Amounts due to Advanced Biomed Inc and Advanced Biomed Inc (Taiwan)	-	7,205,373
Total current liabilities	-	8,183,094

Amount due to related parties – non-current	-	69,797
Total non-current liabilities	-	69,797

TOTAL LIABILITIES	-	8,252,891

ADVANCED BIOMED HK LIMITED AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Research and development expenses	-	(30,496)	(411)	(75,490)
General and administrative expenses	-	$(164,736)	(272,872)	$(657,856)
Total operating expenses	-	(195,232)	(273,283)	(733,346)

Other income (expense):
Interest income	-	-	456	116
Other income (expense), net	-	8,857	348	(62,022)
Total other income (expense), net	-	8,857	804	(61,906)

Loss before tax expense	-	(186,375)	(272,479)	(795,252)
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(186,375)	(272,479)	(795,252)

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Due from discontinued operations	5,885,157
Prepaid taxes	1,526	-
Consumables	8,835	8,516
Other receivables	96,585	5,437
Deposits	9,992	1,782
Prepayment	1,921,517	1,921,507
Total prepaid expenses and other current assets	7,923,612	1,937,242
Less: allowance for credit losses	-	-
Total prepaid expenses and other current assets	7,923,612	1,937,242

6. EQUIPMENT, NET

Equipment, net, consists of the following:

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Lab equipment	1,034,392	1,121,713
Computer equipment	7,775	5,840
Furniture and fixtures	6,867	7,543
Total equipment	1,049,034	1,135,096
Less: accumulated depreciation	(961,754)	(1,009,912)
Equipment, net	87,280	125,184

Depreciation expenses were approximately US$9,326 and US$22,507 for the three-month periods ended March 31, 2026 and 2025, respectively. Depreciation expenses were approximately US$44,461 and US$67,965 for the nine-month periods ended March 31, 2026 and 2025, respectively. Equipment related to discontinued operations has been excluded from the table above for all periods presented.

7. ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES AND AMOUNT DUE TO RELATED PARTIES – NON-CURRENT

Account Payable, accrued expenses and other liabilities consists of the following:

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Accounts payable	377,264	358,243
Payroll payable	68,245	22,367
Taxes Payable	676	2,934
Accrued Liabilities	238,538	575,831
Amount due to related parties – major stockholders *	140,980	128,062
Amount due to related parties – related corporations**	571,373	761,083
Other payable#	10,000	27,076
Total Accounts payable, accruals, and other current liabilities	1,407,076	1,875,596

Amount due to related parties – major stockholders, non-current***	-	-
Amount due to related parties – related corporations, non-current****	-	69,975
Total amount due to related parties – non-current	-	69,975

*	The amount due to the Company’s major stockholders as of March 31, 2026 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

**	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of March 31, 2026 and June 30, 2025 is non-trade, unsecured, interest-free and repayable on demand.

***	The amount due to the Company’s major stockholders as of March 31, 2026 and June 30, 2025 are non-trade, unsecured, interest-free and the remaining loan term is over one year. The Company believes the carrying value approximates fair value.

****	The amount due to related corporations, which the Company’s major stockholders have controlling equity interest in, as of June 30, 2025 is non-trade, unsecured, interest-free and the remaining loan term are over one year. The Company believes the carrying value approximates fair value.

#	The amount consists of payables owed to third party creditors, which are unsecured, interest-free and repayable on demand, and other payables due to operational use.

8. OTHER INCOME, NET

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other income (expense), net	(7)	(8)	(95)	(43)
Foreign exchange gain (loss)	31,013	(629,984)	210,227	(702,201)
Other income (expense), net	31,006	(629,992)	210,132	(702,244)

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

On March 7, 2025, the Company completed its initial public offering. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds in the amount of US$6,560 thousand before deducting any underwriting discounts or expenses. The Shares began trading on the Nasdaq Capital Market on March 6, 2025 under the ticker symbol “ADVB.”

Effective February 20, 2026, the Company implemented a 1-for-20 reverse share split of its issued and outstanding common stock. All share and per share amounts in this report have been retroactively adjusted to reflect the effect of this reverse split.

During the three months ended March 31, 2026, the Company issued 200,000 shares of common stock for gross proceeds of $248,000 through a private placement, and issued 82,536 shares of common stock with an aggregate fair value of $500,000 as a commitment fee pursuant to the Equity Line of Credit (“ELOC”) agreement previously disclosed in the Company’s Current Report on Form 8-K. The Company issued 17,597 shares due to a round-up adjustment for fractional shares. For these transactions, an aggregate of $300 was recorded as common stock at a par value of $0.001 per share, and the remaining $247,700 was recorded as additional paid-in capital. As of March 31, 2026 and June 30, 2025, there were 1,382,133 and 1,082,000 shares of common stock issued and outstanding, respectively.

10. INCOME TAXES

The Company is not an operating company but a holding company incorporated in the State of Nevada and is considered U.S. tax resident under U.S. tax laws; accordingly, it is subject to U.S. tax laws at a statutory tax rate of 21%. The Company is subject to the State of Nevada tax laws at a tax rate of 0%.

The Company’s net deferred income tax assets as of March 31, 2026 and June 30, 2025 consist of net operating loss carry forwards. The net operating loss carry forwards for U.S. federal tax and Taiwan tax purposes are available for carry forward indefinitely for use in offsetting taxable income. The U.S. federal net operating loss carry forward offset is limited to up to 80% of the taxable income.

For continuing operations, as of March 31, 2026 and June 30, 2025, the Company had total net operating loss carry forwards of approximately $8,930,245 and $8,176,780, respectively, which consists of Taiwan net operating losses of $5,982,870 and $5,824,336, respectively and US net operating loss carry forwards of $2,947,375 and $2,352,444, respectively.

For discontinued operations, as of March 31, 2026 and June 30, 2025, the Company had total net operating loss carry forwards of approximately $5,291,510 and $4,990,936, respectively, which consists of China net operating loss carry forwards of $5,140,404 and $4,896,250, respectively and Hong Kong net operating loss carry forwards of $151,106 and $94,686, respectively.

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

Hong Kong

Under the current Hong Kong Inland Revenue Ordinance, a two-tier corporate income tax system was implemented in Hong Kong, which is 8.25% for the first HK$2.0 million taxable income, and 16.5% for the subsequent taxable income generated from operations in Hong Kong. The Company’s subsidiary, Advanced Biomed HK Limited, which was disposed on December 31, 2025, is considered Hong Kong tax resident under Hong Kong Tax Law; accordingly, it is subject to corporate income tax on its taxable income at 8.25% with nil and nil for the nine-month periods ended March 31, 2026 and 2025.

The income tax provision consists of the following component:

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income tax expense	-	-	-	-

The following table reconciles the operating profit to the Company’s effective tax rate:

	For the nine-month periods ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Loss before tax	6,254,557	1,762,106
Statutory income tax rate	21%	21%
Income tax expense calculated at the statutory tax rate	1,313,457	370,042
Non-taxable gain on disposal of subsidiary	(1,537,974)	(167,003)
Effect of tax losses carry forwards	224,517	217,688
Effect of subsidiaries foreign income	-	(420,727)
Income tax expense	-	-
Effective tax rate	-%	-%

The components of deferred tax assets are as follows:

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Net operating losses carry forward	1,770,800	1,658,880
Valuation allowance	(1,770,800)	(1,658,880)
Deferred tax assets, net	-	-

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

A reconciliation of the differences between the federal income tax rate and the effective tax rate is as follows:

State of Nevada

	For the nine-month periods ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Changes in valuation allowances	(21)%	(21)%
Provision for taxes	-%	-%

Taiwan

	For the nine-month periods ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(1)%	(1)%
Changes in valuation allowances	(20)%	(20)%
Provision for taxes	-%	-%

China

	For the nine-month periods ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	4%	4%
Changes in valuation allowances	(25)%	(25)%
Provision for taxes	-%	-%

Hong Kong

	For the nine-month periods ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Tax at federal statutory rate	21%	21%
Different foreign subsidiary tax rate impact	(12.75)%	(12.75)%
Changes in valuation allowances	(8.25)%	(8.25)%
Provision for taxes	-%	-%

11. STOCK OPTION

Effective from March 30, 2023, the Stock Incentive Plan (the “2023 Plan”) was approved by the Company’s Board of Directors. Under the 2023 Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 15 million shares of the Company’s common stock are subject to the 2023 Plan and maybe either a qualified or non-qualified stock option. The shares issued for the 2023 Plan may be either treasury or authorized and unissued shares. As of the date of this report, the Company has granted no stock options to purchase any shares of the common stock under the 2023 Plan.

12. RELATED PARTY TRANSACTIONS

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Party	Relationship to Us
Xiaomin Chen	On May 1, 2026, the Company appointed Xiaomin Chen as the Chief Executive Officer and Chairman of the Board. Prior to this appointment, Mr. Chen was the sole shareholder of Acellent Technologies (Hong Kong) Co. Limited, which the Company acquired on April 27, 2026.
Yi Lu, Ph.D.	Stockholder of the Company
Hung To Pau, Ph.D.	Stockholder of the Company
Steven I-Fang Cheng, Ph.D.	Director and Chief Technology Officer of the Company (Resigned on March 25, 2026)
Chen-Yi Lee	Chen-Yi Lee is the sole director and the controlling person of Advance On Ventures Limited, which owns 10.09% equity interest in the Company and has sole voting and dispositive power over shares beneficially owned by Advance On Ventures Limited. Chen-Yi Lee is also the Stockholder of the Company
Advance On Ventures Limited	Stockholder of the Company
Well Fancy Development Ltd	Hung To Pau is the director and stockholder of the entity
Shanghai Junfu Electronic Technology Co., Ltd.	Hung To Pau is the legal person and stockholder of the entity

In the ordinary course of business, during the nine-month periods ended March 31, 2026 and 2025, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Amount due to related parties – major stockholders

Current:
Name of related party
Yi Lu, Ph.D. (1)	111,645	122,626
Chen-Yi Lee (2)	29,335	5,436
	140,980	128,062

Amount due to related parties – related corporations

Current:
Name of related party
Well Fancy Development Ltd (3)	571,373	761,083

Non-Current:
Name of related party
Well Fancy Development Ltd (3)	-	69,975

1.	Advanced Biomed Inc. (Taiwan) entered into an unsecured, interest-free loan to Yi Lu amounting to NTD 3,578,212 (approximately US$114,065) for general working capital in January 2023. As of March 31, 2026, the loan balance due to Yi Lu amounted to US$111,645.

2.	Payments of expenses on behalf of Advanced Biomed Inc. (Taiwan).

3.	Advanced Biomed Inc.(Taiwan) entered into eight unsecured, interest-free loans to Well Fancy Development Ltd amounting to NTD 5,740,600 (approximately US$196,731), NTD 1,911,944 (approximately US$65,522), NTD 1,906,840 (approximately US$65,347), NTD 3,121,500 (approximately US$106,974), NTD 1,798,060 (approximately US$61,620), NTD 1,291,552 (approximately US$44,262), NTD 455,992 (approximately US$15,627) and NTD 4,364,297 (approximately US$139,123) for general working capital in July 2024, October 2024, November 2024, December 2024, January 2025, February 2025, March 2025 and November 2025. And Advanced Biomed Inc. entered into three unsecured, interest-free loan to Well Fancy Development Ltd amounting to US$119,975, US$205,000 and US$220,000 for general working capital in November 2024, March 2025 and September 2025. In March 2025, Advanced Biomed Inc. paid US$50,000 to Well Fancy Development Ltd for repayment, and Advanced Biomed Inc.(HK) paid US$550,000 to Well Fancy Development Ltd for repayment Advanced Biomed Inc.’s and Advanced Biomed Inc.(Taiwan)’s debt. As of March 31, 2026, the loan balance due to Well Fancy Development Ltd totally amounted to US$571,373 for general working capital.

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

Measure of Segment Profit or Loss

The CODM assesses performance for the segment and decides how to allocate resources by regularly reviewing the consolidated net income from the statement of operations, after taking into account the Company’s strategic priorities, its cash balance, and its expected use of cash. The following table presents the significant expense categories in the Company’s single operating segment:

	For the three-month periods ended March 31,
	2026	2025
	US$	US$
	(unaudited)	(unaudited)
Research and development expenses	(243,226)	(219,966)
General and administrative expenses	(276,610)	(347,541)
Other income (expense), net	30,894	(629,992)
Net Income (loss) from continuing operations	(488,942)	(1,197,499)

	For the nine-month periods ended March 31,
	2026	2025
	US$	US$
	(unaudited)	(unaudited)
Research and development expenses	(665,140)	(600,056)
General and administrative expenses	(646,213)	(475,093)
Other income (expense), net	7,565,910	(686,957)
Net Income (loss) from continuing operations	6,254,557	(1,762,106)

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

15. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of March 31, 2026 and up through May 15, 2026, the issuance date of these unaudited interim condensed consolidated financial statements.

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

The right-of-use assets relate to leases of office premises and a dormitory for employees in the PRC and the laboratory in Taiwan.

The recognized operating lease ROU assets and lease liabilities as follows:

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Operating lease ROU asset	30,551	41,690

	March 31, 2026	June 30, 2025
	US$	US$
	(unaudited)
Operating lease liabilities
Current portion	18,608	35,811
Non-current portion	10,903	5,879
Total	29,511	41,690

As of March 31, 2026, future minimum lease payments under the non-cancellable operating leases are as follows:

Future payment for the years ending June 30,	US$
Remainder of 2026	8,300
2027	13,666
2028	8,320
2029	-
2030	-
Thereafter	-
Total future lease payment	30,286
Less: imputed interest	(775)
Present value of operating lease liabilities	29,511
Operating lease liabilities, current portion	18,608
Operating lease liabilities, non-current portion	10,903

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025

Weighted average discount rate	3.37%	3.40%
Weighted average remaining lease term (years)	1.64	1.15

16. SUBSEQUENT EVENTS

The Company has assessed all events from March 31, 2026 through May 15, 2026 (which is the date that these unaudited interim condensed consolidated financial statements are available to be issued), and determined that there are no material subsequent events that require disclosure in these unaudited interim condensed consolidated financial statements other than as described below:

On April 2, 2026, the Company entered into a Share Purchase Agreement to acquire 100% of the equity interest in Acellent Technologies (Hong Kong) Co. Limited. As further disclosed in the Company’s Current Report on Form 8-K filed on May 1, 2026, the acquisition was consummated on April 27, 2026. The Company issued an aggregate of 270,000 shares of its common stock as total consideration in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. Following the issuance, Acellent HK became a wholly-owned subsidiary, marking the Company's strategic pivot toward AI-powered financial audit solutions. In connection with the closing, Xiaomin Chen, the former sole shareholder of Acellent HK, was appointed as the Company’s Chief Executive Officer and Chairman of the Board.

On April 13, 2026, the Company entered into an unsecured short-term loan agreement with Jie Wang, an individual, pursuant to which the Company borrowed a principal amount of $600,000. The loan bears interest at a rate of 10% per annum and has a maturity term of six months, with an option to renew the term upon mutual agreement of both parties.

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

Subsequent to the quarter ended March 31, 2026, as part of our ongoing strategic efforts to realign our business operations, the Company entered into a Share Purchase Agreement on April 2, 2026, to acquire 100% of the equity interest in Acellent Technologies (Hong Kong) Co. Limited. This acquisition, which was consummated on April 27, 2026, as disclosed in the Company’s Current Report on Form 8-K filed on May 1, 2026, involved the issuance of 270,000 shares of common stock as total consideration. The integration of Acellent HK facilitates the Company’s strategic pivot toward AI-powered financial audit solutions. In conjunction with the closing, Xiaomin Chen, the former sole shareholder of Acellent HK, was appointed as the Company’s Chief Executive Officer and Chairman of the Board.

In addition to these strategic developments, the Company secured further liquidity to support its transition and general working capital needs. On April 13, 2026, the Company entered into an unsecured short-term loan agreement with an individual, Jie Wang, for a principal amount of $600,000. This loan bears interest at a rate of 10% per annum and matures in six months, with an option to renew upon mutual agreement. The Company intends to utilize these funds to facilitate its new operational focus and meet short-term financial obligations.

Results of Operations

For the nine-month periods ended March 31, 2026 and 2025, the Company conducted its business through Advanced Biomed Taiwan as research and development centers for technology research and product development.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2026 and 2025

	For the three-month periods ended March 31,		Change
	2026	2025
	US$	US$	US$	%

Operating expenses:
Research and development expenses	(243,226)	(219,966)	(23,260)	11%
General and administrative expenses	(276,610)	(347,541)	70,931	(20)%
Total operating expenses	(519,836)	(567,507)	47,671	(8)%

Other income (expense):
Interest income	(112)	-	(112)	nm
Other income (expense), net	31,006	(629,992)	660,998	(105)%
Total other income (expense), net	30,894	(629,992)	660,886	(105)%

Income (loss) before tax expense	(488,942)	(1,197,499)	708,557	(59)%
Income tax expense	-	-
Income (loss) from continuing operations	(488,942)	(1,197,499)	708,557	(59)%
Loss from discontinued operation (net of tax)	-	(186,375)	186,375	(100)%
Net income (loss) for the period	(488,942)	(1,383,874)	894,932	(65)%

Comparison of Results of Operations for the Nine-Month periods ended March 31, 2026 and 2025

	For the nine-month periods ended March 31,		Change
	2026	2025
	US$	US$	US$	%

Operating expenses:
Research and development expenses	(665,140)	(600,056)	(65,084)	11%
General and administrative expenses	(646,213)	(475,093)	(171,120)	36%
Total operating expenses	(1,311,353)	(1,075,149)	(236,204)	22%

Other income (expense):
Interest income	9,094	15,287	(6,193)	(41)%
Gain on disposal of subsidiaries	7,346,684	-	7,346,684	nm
Other income (expense), net	210,132	(702,244)	912,376	(130)%
Total other income (expense), net	7,565,910	(686,957)	8,252,867	(1201)%

Income (loss) before tax expense	6,254,557	(1,762,106)	8,016,663	(455)%
Income tax expense	-	-
Income (loss) from continuing operations	6,254,557	(1,762,106)	8,016,663	(455)%
Loss from discontinued operation (net of tax)	(272,479)	(795,252)	522,773	(66)%
Net income (loss) for the period	5,982,078	(2,557,358)	8,539,436	(334)%

Since our inception, we do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our main activities through March 31, 2026 have been re-organizational and capital raising activities and the research and development of three automated devices A+Pre, AC-1000 and A+SCDrop.

Research and Development Expenses

Our research and development expenses are primarily related to research and development of microfluidic biochip technology and its application in precision medicine in the field of oncology, including early cancer screening and detection, diagnosis and staging, treatment selection, and patient prognosis.

For the three-month period ended March 31, 2026 and 2025, we incurred research and development expenses of $243 thousand and $220 thousand, respectively. The research and development expenses slightly increased by approximately $23 thousand or 11% for the three-month period ended March 31, 2026 mainly due to an increase in clinical development activities.

For the nine-month periods ended March 31, 2026 and 2025, we incurred research and development expenses of $665 thousand and $600 thousand, respectively. The research and development expenses increased by approximately $65 thousand, or 11%, mainly due to an increase in clinical development activities during the nine-month periods ended March 31, 2026.

 General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) staff cost; (ii) depreciation and amortization; (iii) office supplies and upkeep expenses; (iv) travelling and entertainment; (v) legal and professional fees; (vi) property and related expenses; and (vii) miscellaneous expenses. The following table sets forth the breakdown of our general and administrative expenses for the three-month and nine-month periods ended March 31, 2026 and 2025:

	Three-month Periods Ended March 31,
	2026	2025	Change
	US$	US$	US$
Staff costs	56,000	-	56,000	nm
Rental fees	7,217	6,015	1,202	20%
Professional fees	212,520	50,000	162,520	325%
Miscellaneous expenses	873	286,791	(285,918)	(100)%
Travelling and entertainment	-	4,735	(4,735)	(100)%
Office supplies and upkeep expenses	-	-	-	-
	276,610	347,541	(70,931)	(20)%

	Nine-month Periods Ended March 31,
	2026	2025	Change
	US$	US$	US$
Staff costs	148,673	-	148,673	nm
Rental fees	22,217	22,276	(59)	(0)%
Professional fees	468,049	150,000	318,049	212%
Miscellaneous expenses	6,742	298,082	(291,340)	(98)%
Travelling and entertainment	-	4,735	(4,735)	(100)%
Office supplies and upkeep expenses	532	-	532	nm
Total	646,213	475,093	171,120	36%

For the three-month periods ended March 31, 2026 and 2025, our general and administrative expenses amounted to $277 thousand and $348 thousand, respectively. The decrease in administrative expenses by approximately $71 thousand, or 20%, for the three-month period ended March 31, 2026, was primarily attributable to a $286 thousand decrease in miscellaneous expenses, which was partially offset by a $163 thousand increase in professional fees and a $56 thousand increase in staff costs.

For the nine-month periods ended March 31, 2026 and 2025, our general and administrative expenses amounted to $646 thousand and $475 thousand, respectively. The increase in administrative expenses by approximately $171 thousand, or 36%, for the nine-month period ended March 31, 2026, was primarily driven by an increase in professional fees of $318 thousand and an increase in staff costs of $149 thousand, partially offset by a decrease in miscellaneous expenses.

Other Income (Expense), Net

For the three-month periods ended March 31, 2026 and 2025, our other income, net from continuing operations was $31 thousand and other expense, net was $630 thousand, respectively. The increase in other income, net of approximately $661 thousand was primarily attributable to an exchange gain of $31 thousand recorded in 2026, as compared with an exchange loss of $630 thousand in 2025, resulting from the revaluation of the foreign currency balances.

For the nine-month periods ended March 31, 2026 and 2025, our other income, net from continuing operations was $7,566 thousand and other expense, net was $687 thousand, respectively. The increase in other income, net of approximately $8,253 thousand was primarily driven by a $7,347 thousand gain on disposal of subsidiaries and an exchange gain of $210 thousand in 2026, compared to an exchange loss of $702 thousand in 2025, partially offset by a decrease in interest income of approximately $6 thousand.

Discontinued Operations

During the second quarter of fiscal 2026, the Company completed the disposal of ABHK. Accordingly, the results of operations and the gain on disposal related to ABHK are presented as discontinued operations.

For the three-month periods ended March 31, 2026 and 2025, income (loss) from discontinued operations, net of tax, was nil and a loss of $186 thousand, respectively. For the nine-month period ended March 31, 2026, loss from discontinued operations, net of tax, was approximately $272 thousand. For the nine-month period ended March 31, 2025, loss from discontinued operations, net of tax, was $795 thousand, representing the operating results of ABHK during that period.

Net Income (Loss)

For the three-month period ended March 31, 2026, our net loss was $489 thousand, compared to a net loss of $1,384 thousand for the same period in 2025. The decrease in net loss was primarily attributable to the reduction in general and administrative expenses and the favorable impact of foreign currency exchange movements during the quarter.

For the nine-month period ended March 31, 2026, our net income was $5,982 thousand, compared to a net loss of $2,557 thousand for the same period in 2025. The transition from a net loss to net income was primarily driven by the $7,347 thousand gain recognized from the disposal of ABHK in December 2025, which was partially offset by our ongoing operating expenses and the operating losses incurred by the subsidiary prior to its deconsolidation.

Off Balance Sheet Arrangements

As of March 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The Company’s ability to continue as a going concern depends upon its ability to develop, register and obtain regulatory approval for commercial sell of its products to generate positive operating cash flows. For the nine-month periods ended March 31, 2026 and 2025, the Company reported net income (loss) of 5,982 thousand and (2,557) thousand, respectively. As of March 31, 2026 and June 30, 2025, the Company’s working capital surplus was $9,101 thousand and $3,143 thousand, respectively. However, the Company continued to experience net cash outflows from operating activities during the nine-month period ended March 31, 2026. These conditions, among others, give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

As circumstances warrant and to sustain its ability to support the Company’s operating activities, the Company may consider supplementing its available sources of funds through the following sources:

●	raise additional capital; and

●	cash generated from upcoming operations; and

●	financial support from the Company’s related party and stockholders as well as third parties.

Management has commenced strategies to raise debts from related parties and stockholders and equity. The Company certain related parties have waived off the amount due to them as of June 30, 2024 amounted to $2,821 thousand in order to improve the Company’s working capital. The Company completed its initial public offering in 2025. In the initial public offering, the Company issued 1,640,000 shares of common stock at a price of US$4.00 per share. The Company received gross proceeds of approximately $6,560 thousand before deducting any underwriting discounts or expenses.

On June 6, 2025, the Company entered into a purchase agreement (the “ELOC Agreement”) with HELENA GLOBAL INVESTMENT OPPORTUNITIES I LTD. (the “Investor” or “Selling Stockholder”), pursuant to which the Company have the right to issue and sell to the Investor, from time to time as provided therein, and the Investor is obligated to purchase from us, up to Twenty-Five Million United States Dollars ($25,000 thousand) of the Company’s Common Stock, subject to terms and conditions set forth in the ELOC Agreement.

On January 27, 2026, the Company issued 1,650,710 shares of Common Stock to Helena Global Investment Opportunities I Ltd (the “Investor”) pursuant to an agreement signed with the Investor granted the Company an equity line of credit of up to $25,000 thousand in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to terms and conditions set forth in the agreement (the “Agreement”).as the consideration for its commitment under the Agreement, with an aggregate value of $500 thousand at the time of issuance (the “Commitment Fee Shares”), thereby fulfilling its obligation under the Agreement.

On January 28, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) relating to the issuance and sale of 4,000,000 shares of common stock (the “Purchased Shares”), par value $0.001 per share, of the Company (the “Common Stock”), at $0.062 per share for a total purchase price of $248 thousand (the “Purchase Price”). The transaction was closed and the Purchased Shares were issued on January 29, 2026.

While we acknowledge that unforeseen circumstances or changes in market conditions could impact our liquidity, we remain committed to monitoring our financial health and will take necessary actions to secure additional financing if needed. In the event of unforeseen circumstances that disrupt the above-mentioned financial projection and strategies, the Company believes that our existing cash $2,603 thousand as of March 31, 2026, will be sufficient to meet our research and development and operating expenditures for a minimum period of approximately twelve months from the date of this Report.

However, there can be no certainty that these additional financings will be available on acceptable terms or at all. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the financial years ended June 30, 2025 and 2024 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

Material Cash Requirements

Our cash requirements consist primarily of day-to-day operating expenses, research and development expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease our R&D center and office. We expect to make future payments on existing leases from cash generated from operations.

We had the following contractual obligations and lease commitments as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	41,690	35,811	5,879	-	-
Total obligations	41,690	35,811	5,879	-	-

We had the following contractual obligations and lease commitments as of March 31, 2026:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitment	29,511	18,608	10,903	-	-
Total obligations	29,511	18,608	10,903	-	-

Working Capital

	March 31,	June 30,
	2026	2025	Change
Total current assets	$10,526,309	$13,237,944	$(2,711,635)
Total current liabilities	(1,425,684)	(10,094,501)	8,668,817
Net current assets	$9,100,625	$3,143,443	$5,957,182

As of March 31, 2026 and June 30, 2025, the Company’s working capital surplus was $9,100,625 and $3,143,443. Management has commenced a strategy to raise debt and equity, including financial supports from the Company’s related party and stockholders as well as third parties, which will enable that we have sufficient working capital for our requirements for at least the next two months from the date of this Report, in the absence of unforeseen circumstances, taking into account the cash and financial resources presently available to us.

Cash flows

The following table summarizes our cash flows for the nine-month periods ended March 31, 2026 and 2025:

	Nine-month period ended March 31,
	2026	2025
	US$	US$

Cash, including cash from discontinued operations - beginning of period	2,903,915	2,607,973

Net cash used in operating activities	(1,363,675)	(4,281,093)
Net cash used in investing activities	(15,941)	(11,501)
Net cash provided by financing activities	1,031,216	6,699,767
Foreign currency effect	53,108	168,954

Net (decrease) increase in cash	(295,292)	2,576,127

Cash, including cash from discontinued operations - end of period	2,608,623	5,184,100
Less cash from discontinued operations	5,926	2,007,638
Cash from continuing operations, end of period	2,602,697	3,176,462

Cash Flow from Operating Activities

Our net cash used in operating activities primarily reflected our net loss, adjusted for non-operating items, such as non-cash depreciation and amortization, and effects of changes in working capital.

For the nine-month period ended March 31, 2026, our net cash used in operating activities was approximately $1,364 thousand, a significant improvement compared to a net outflow of $4,281 thousand for the same period in 2025. This variance was primarily driven by a $2,898 thousand favorable shifts in prepaid expenses and other current assets, which moved from a $2,047 thousand outflows in 2025 to an $851 thousand inflows in 2026. This improvement was partially offset by the performance of discontinued operations, which shifted from a $1,631 thousand net inflow in 2025 to an $878 thousand net outflow in 2026.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $16 thousand for the nine-month period ended March 31, 2026, compared to $12 thousand for the same period in 2025. These amounts remain minimal for both periods, primarily consisting of minor capital expenditures for office equipment and fixtures, reflecting no significant asset acquisitions or divestitures during these periods.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $5,669 thousand, from $6,700 thousand for the nine months ended March 31, 2025, to $1,031 thousand for the same period in 2026. This significant decrease was primarily due to a reduction in equity financing, as proceeds from the issuance of common stock dropped from $5,602 thousand in 2025 to $248 thousand in 2026. These declines were partially mitigated by a $307 thousand increase in net cash provided by financing activities from discontinued operations, which rose from $335 thousand in 2025 to $642 thousand in 2026.

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

Cash

As of March 31, 2026, the Company’s cash balance was $2,602,697, which was maintained at highly liquid and well-capitalized financial institutions in the United States and Taiwan. Our cash consist of bank deposits and demand deposits with original maturities of less than three months and are unrestricted as to withdrawal and use.

We manage our capital resources by facilitating fund transfers within our organization to support the operational needs of our subsidiaries. While Taiwan laws and regulations impose certain restrictions on the cross-border transfer of cash, the Company complies with these requirements by moving funds through authorized capital contributions or intercompany loans. Historically, the Company has provided consistent financial support to Advanced Biomed Taiwan for its research and development activities. As we pivot our strategic focus toward AI-powered financial audit solutions following the acquisition of Acellent HK, we continue to evaluate our capital allocation priorities to ensure sufficient liquidity for both our existing operations in Taiwan and our new strategic initiatives.

Other than the historical capital contributions previously discussed, the Company has not made any distributions of dividends or assets, cash transfers, or loans among the holding company and its subsidiaries as of the date of this Report. In the future, cash proceeds raised from overseas financing activities, including any securities offerings, may be transferred by us to our Taiwan and Hong Kong subsidiaries via capital contributions or shareholder loans to support our strategic expansion into AI-powered financial audit solutions.

As of the date of this Report, the Company has not declared or paid any dividends to its stockholders. Current Taiwan regulations permit our Taiwan subsidiary to pay dividends to its shareholders only out of its accumulated profits. Additionally, Advanced Biomed Taiwan must set aside at least 10% of its accumulated profits each year as a statutory reserve to make up for previous losses, if any. This statutory reserve cannot be distributed as cash dividends. As a holding company, we may in the future rely on dividends and other distributions on equity paid by our subsidiaries for our cash and liquidity requirements. We presently intend to retain all earnings to fund our operations and business expansions and do not anticipate paying any cash dividends or other distributions to our stockholders, including U.S. investors, in the foreseeable future.

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

As of March 31, 2026, and June 30, 2025, the carrying amount for cash, other current assets, accounts payable, accruals and other current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and other receivables. The Company maintains its cash balances with high credit quality financial institutions in the United States and Taiwan. As of March 31, 2026 and June 30, 2025, the Company’s bank balances were $2,603 thousand and $2,867 thousand, respectively. Deposits held in the United States are insured by the Federal Deposit Insurance Corporation (FDIC), and deposits held in Taiwan are insured by the Central Deposit Insurance Corporation (CDIC), up to their respective statutory limits. While the Company maintains balances in excess of these insured limits at times, management believes these institutions are of high credit quality and continually monitors their financial condition to minimize risk. The maximum exposure to credit risk is represented by the carrying amounts of these financial assets as presented on the consolidated statements of financial position.

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

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Award. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company adopted this guidance effective July 1, 2025. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These issues to remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company adopted this guidance effective July 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures, primarily focused on the rate reconciliation table and cash taxes paid. This guidance is effective for the Company’s annual periods beginning after December 15, 2025 (effective July 1, 2026 for the Company). The Company is currently evaluating the impact of this guidance.

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

As of March 31, 2026 and June 30, 2025, bank and cash balances of approximately $2,603 thousand and $2,867 thousand, respectively, were maintained at financial institutions. A hypothetical 10% decrease in average interest rates during fiscal year 2026 would not have a material impact in annual interest income.

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

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as described in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026 and February 10, 2026, the Company did not sell any equity securities during the quarter ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026.

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

Date: May 15, 2026	Advanced Biomed Inc

	By:	/s/ Xiaomin Chen
Xiaomin Chen
Chief Executive Officer
(Principal Executive Officer)