Form 10-Q
period 2026-09-30
Advanced Biomed Inc.
filed 2026-11-12
CIK 1941029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

W MEGA, No. 252 Texaco Road

and No. 28 Wang Lung Street,
Tsuen Wan, New Territories, Hong Kong

(Address of principal executive offices)

Telephone: +(852) 3158-0999

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

As of November 12, 2026, Advanced Biomed Inc. had 1,652,133 shares of outstanding Common Stock, par value $0.001 per share.

i

Forward-Looking Statements

The following discussion and analysis of our financial condition, results of operations and notes to the unaudited interim condensed consolidated financial statements included herein contains forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to revenue, cost of revenue, expenses, costs, income (loss), and potential growth opportunities are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2026.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 AND JUNE 30, 2026

	As of	As of
	September 30, 2026	June 30, 2026
	US$	US$
Assets
Current assets:
Cash	213,995	385,535
Prepaid expenses and other current assets, net	12,653,953	13,363,977
Total current assets	12,867,948	13,749,512

Non-current assets:
Right-of-use assets, net	33,496	—
Deferred tax assets	1,204	1,204
Total non-current assets	34,700	1,204
TOTAL ASSETS	12,902,648	13,750,716

Liabilities
Current liabilities:
Accounts payable, accruals, and other current liabilities	1,581,396	1,473,989
Lease payable - current	9,934	—
Total current liabilities	1,591,330	1,473,989

Non-current liabilities:
Lease payable – non-current	23,543	—
Total non-current liabilities	23,543	—
TOTAL LIABILITIES	1,614,873	1,473,989

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock $0.001 par value per share; 400,000,000 shares authorized; 1,652,133 shares issued and outstanding as of September 30, 2026 and June 30, 2026*	1,652	1,652
Additional paid-in capital	23,862,166	23,862,166
Accumulated deficits	(13,545,021)	(12,555,967)
Accumulated other comprehensive income	968,978	968,876
Total stockholders’ equity	11,287,775	12,276,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	12,902,648	13,750,716

*	Giving retroactive effect to the 1-for-20 reverse share split effected on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended September 30,
	2026	2025
	US$	US$
Revenue	—	—

Operating expenses:
General and administrative expenses	973,931	147,155
Total operating expenses	973,931	147,155
Operating loss	(973,931)	(147,155)

Other expense:
Interest expense	(15,123)	—
Total other expense	(15,123)	—

Loss before income tax expense	(989,054)	(147,155)
Income tax expense	—	—
Loss from continuing operations	(989,054)	(147,155)
Loss from discontinued operations, net of tax	—	(239,746)
Net loss for the period	(989,054)	(386,901)

Other comprehensive income (loss)
Foreign currency translation gain (loss), net of taxes	102	(86,539)
Total comprehensive loss	(988,952)	(473,440)

Loss per share:
continuing operations, basic and diluted*	(0.60)	(0.14)
discontinued operations, basic and diluted*	—	(0.22)
Total basic and diluted*	(0.60)	(0.36)

Weighted average number of shares of common stock outstanding:
basic and diluted*	1,652,133	1,082,000

*	Giving retroactive effect to the 1-for-20 reverse stock split effected on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Common stock		Additional	Accumulated other
	No. of shares*	Amount*	paid- in capital*	comprehensive income	Accumulated deficits	Total
		US$	US$	US$	US$	US$
Balance as of July 1, 2025	1,082,000	1,082	21,367,836	1,341,690	(19,233,044)	3,477,564
Net loss	—	—	—	—	(386,901)	(386,901)
Foreign currency translation adjustment	—	—	—	(86,539)	—	(86,539)
Balance as of September 30, 2025	1,082,000	1,082	21,367,836	1,255,151	(19,619,945)	3,004,124

Balance as of July 1, 2026	1,652,133	1,652	23,862,166	968,876	(12,555,967)	12,276,727
Net loss	—	—	—	—	(989,054)	(989,054)
Foreign currency translation adjustment	—	—	—	102	—	102
Balance as of September 30, 2026	1,652,133	1,652	23,862,166	968,978	(13,545,021)	11,287,775

*	Giving retroactive effect to the 1-for-20 reverse stock split effected on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended September 30,
	2026	2025
	US $	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(989,054)	(386,901)
Net loss from continuing operations	(989,054)	(147,155)
Net loss from discontinued operations	—	(239,746)
Adjustments:
Provision for allowance for expected credit losses	612,636	—
Non-cash lease expense	(19)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	97,385	(98,098)
Accounts payable, accruals and other current liabilities	107,588	(123,042)
Net cash used in operating activities from continuing operations	(171,464)	(368,295)
Net cash used in operating activities from discontinued operations	—	(242,047)
Net cash used in operating activities	(171,464)	(610,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities from discontinued operations	—	(1,771)
Net cash used in investing activities	—	(1,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	—	160,226
Net cash provided by financing activities from continuing operations	—	160,226
Net cash provided by financing activities from discontinued operations	—	287,236
Net cash provided by financing activities	—	447,462

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS	(76)	—
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS	—	(82,745)
Net change in cash, including cash from discontinued operations	(171,540)	(247,396)

Cash, including cash from discontinued operations — beginning of period	385,535	2,903,915
Cash, including cash from discontinued operations — end of period	213,995	2,656,519
Less cash from discontinued operations	—	2,643,875
Cash from continuing operations, end of period	213,995	12,644

Supplemental disclosure of noncash financing activities:
Initial recognition of lease obligations related to right-of-use assets	$33,348
Transfer of amounts due to related parties to other payable	$1,042,215	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADVANCED BIOMED INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization

Advanced Biomed Inc. (the “Company”) was incorporated in the State of Nevada on July 16, 2021. The Company is a holding company and conducts its operations through its subsidiaries. The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “ADVB.”

Historically, the Company conducted biotechnology operations primarily through Advanced Biomed Inc. (Taiwan) and Advanced Biomed HK Limited and its subsidiary, Shanghai Sglcell Biotech Co., Ltd., These operations were principally engaged in the research and development of microfluidic technologies and cancer screening and related medical device applications.

Strategic Restructuring and Discontinued Operations

During the fiscal year ended June 30, 2026, the Company undertook a strategic restructuring to transition its business focus from its historical biotechnology operations to artificial intelligence and financial algorithmic software-related activities.

On December 23, 2025, the Company entered into a sale and purchase agreement to dispose of its 100% equity interest in Advanced Biomed HK Limited, including its subsidiary, Shanghai Sglcell Biotech Co., Ltd., to an independent third party for total cash consideration of $23,000. The transaction was completed on December 31, 2025. On June 30, 2026, the Company completed the disposition of its 100% equity interest in Advanced Biomed Inc. (Taiwan) to an independent third party for aggregate cash consideration of $490,000. Following these dispositions, the Company ceased its historical biotechnology operations.

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

In connection with the transaction, the Company issued 270,000 shares of common stock of the Company as consideration.

Following the acquisition, the Company’s continuing operations are primarily focused on technology-related activities utilizing the developing software platform. The Company commenced generating revenue from these continuing operations during the year ended June 30, 2026. No revenue was recognized for the three months ended September 30, 2026.

See Note 4 — Acquisition of Acellent for additional information.

January 2026 Private Placement

In January 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors. Pursuant to the agreement, the Company issued 200,000 shares of common stock (representing 4,000,000 shares on a pre-split basis) for gross proceeds of $248,000. The proceeds from this private placement are intended to be used for general corporate purposes and working capital. All share counts related to this offering have been retroactively adjusted to reflect the 1-for-20 Reverse Split (defined below) that occurred on February 20, 2026.

Issuance of Common Stock for Commitment Fee

In January 2026, prior to the Reverse Split (defined below), the Company issued shares of common stock with an aggregate fair value of $500,000 to an institutional investor as a commitment fee in connection with a securities purchase agreement. The issuance was recognized as a non-cash financing expense. The underlying share count has been retroactively restated to reflect the Reverse Split.

Reverse Stock Split

On February 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-20 reverse stock split of its common stock (the “Reverse Split”). The Reverse Split became effective at the open of trading on The Nasdaq Capital Market on February 20, 2026. All share and per-share amounts in the unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

The following table presents the Company and its subsidiaries as of September 30, 2026 and June 30, 2026:

Name of entity	Place of incorporation	Ownership interest as of September 30, 2026	Ownership interest as of June 30, 2026	Principal activities
Advanced Biomed Inc.	Nevada, United States	N/A	N/A	Investment holding
Acellent Technologies (Hong Kong) Co. Limited	Hong Kong	100%	100%	Artificial intelligence and financial algorithmic software-related activities and agency services

2.	LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and settlement of liabilities in the ordinary course of business.

During the fiscal year ended June 30, 2026, the Company completed the disposition of its historical biotechnology operations and transitioned its operations toward artificial intelligence and financial algorithmic software-related activities. In April 2026, the Company entered into a definitive agreement to acquire Acellent. Following the acquisition, the Company commenced generating revenue from technology-related activities utilizing the software platform.

For the three months ended September 30, 2026, the Company reported a net loss of $989,054 and net cash used in operating activities of $171,464. As of September 30, 2026, the Company had cash and cash equivalents of $213,995 and working capital of $11,276,618. Current assets mainly included $12,329,466 due from former subsidiaries, net of an allowance for expected credit losses of $2,702,777. The timing and amount of collections on these receivables are significant to the Company’s liquidity.

The Company’s ability to meet its future liquidity requirements will depend on, among other factors, its ability to collect outstanding receivables, generate cash flows from its continuing operations and, if necessary, obtain additional financing. Management intends to fund the Company’s operations through available cash resources, collections of receivables, cash flows generated from operations and, if necessary, additional equity or other financing arrangements.

Based on its current operating plans, available financial resources, anticipated collections of receivables and expected cash requirements, management believes that the Company has sufficient liquidity to meet its obligations for at least twelve months from the date the unaudited condensed consolidated financial statements are issued. Actual collections may differ from management’s expectations, and additional financing may not be available on acceptable terms, or at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended June 30, 2026 included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 13, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected through June 30, 2027 or for any future periods.

(b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Subsidiaries are consolidated from the date the Company obtains control and cease to be consolidated from the date the Company loses control. The results of operations of disposed subsidiaries are included in the unaudited condensed consolidated financial statements through the respective dates on which control ceased, as applicable.

(c)	Discontinued Operations

The Company reports a disposal of a component or group of components as discontinued operations when the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The results of operations of a component classified as discontinued operations are presented separately from continuing operations in the unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. Cash flows attributable to discontinued operations are separately presented in the unaudited condensed consolidated statements of cash flows.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, allowance for expected credit losses and the discount rate used to measure lease liabilities.

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

(f)	Foreign Currency Translation and Transactions

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (“US$”), which is the reporting currency of the Company. The functional currency of the Company is the U.S. dollar. The functional currency of Acellent, the Company’s Hong Kong subsidiary acquired in April 2026, is the Hong Kong dollar (“HKD”). Certain subsidiaries included in the unaudited condensed consolidated financial statements prior to their dispositions during the year ended June 30, 2026 also used currencies other than the U.S. dollar as their functional currencies.

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

Transactions denominated in currencies other than an entity’s functional currency are initially recorded at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at the exchange rate in effect at the balance sheet date, and resulting foreign currency transaction gains or losses are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss.

The following table sets forth the exchange rates used in preparing the accompanying unaudited condensed consolidated financial statements:

	September 30, 2026	June 30, 2026
US$ to HKD period/year-end rate	7.8467	7.8420
US$ to HKD average rate	7.8422	7.8347

(g)	Fair Value Measurements

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

Transactions with related parties are recorded based on the terms of the underlying arrangements. Material related-party transactions and balances are disclosed in the accompanying unaudited condensed consolidated financial statements.

(i)	Credit Losses

The Company accounts for credit losses on financial assets measured at amortized cost in accordance with ASC 326, Financial Instruments — Credit Losses. The Company estimates expected credit losses based on relevant information available about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

The Company evaluates amount due from former subsidiaries and other applicable financial assets for expected credit losses on an individual or collective basis, as appropriate, considering factors such as historical payment experience, the financial condition and creditworthiness of the counterparties, the aging and nature of the outstanding balances, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

An allowance for credit losses is recorded as a reduction of the carrying amount of the related financial asset, with the corresponding credit loss expense recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Financial assets are written off against the allowance when they are deemed uncollectible. Recoveries of amounts previously written off are recognized when received.

(j)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

The Company applies the following five-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as each performance obligation is satisfied.

The Company’s revenue-generating activities include agency services provided through its subsidiary, Acellent. The Company identifies the services promised under each customer arrangement and recognizes the related agency fee at a point in time when the applicable performance obligation has been satisfied in accordance with the terms of that arrangement.

The Company recognized no revenue from continuing operations for the three months ended September 30, 2026 and 2025.

(k)	Stock-Based Compensation

The Company measures stock-based compensation at the fair value of the equity instruments issued and recognizes the resulting expense over the period in which the related services are received under ASC 718. Stock-based compensation expense is included in operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

(l)	Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

The Company is subject to commitments and contingencies arising in the ordinary course of business, including legal proceedings, claims, contractual commitments and other matters. The Company records an accrual for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible but not probable, or if a loss is probable but the amount cannot be reasonably estimated, the nature of the contingency and an estimate of the possible loss or range of loss, if estimable, are disclosed in the notes to the unaudited condensed consolidated financial statements.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

(o)	Loss Per Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive securities, if any. Potential common shares are excluded from the computation of diluted loss per share when their effect would be anti-dilutive.

Basic and diluted loss per share from continuing operations and discontinued operations are presented separately in accordance with U.S. GAAP.

All share and per-share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted, as applicable, to reflect the 1-for-20 reverse stock split effective on February 20, 2026.

(p)	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive income (loss) includes foreign currency translation adjustments arising from the translation of the financial statements of foreign subsidiaries whose functional currencies are other than the U.S. dollar.

Foreign currency translation adjustments are reported as a component of other comprehensive income (loss), and the cumulative amount is reported in accumulated other comprehensive income, a component of stockholders’ equity.

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

All share and per-share amounts presented in the accompanying unaudited condensed consolidated financial statements and related notes have been retrospectively adjusted, as applicable, to reflect the reverse stock split for all periods presented.

(s)	Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments incorporate certain disclosure and presentation requirements previously contained in SEC regulations into the FASB Accounting Standards Codification. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC removes the related disclosure requirement from its rules. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for entities with non-calendar year ends. The amendments require public business entities to provide additional disaggregated disclosures regarding certain categories of expenses included in relevant income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these amendments may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to various Topics in the FASB Accounting Standards Codification to clarify guidance, correct unintended applications, and make other incremental improvements to U.S. GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 on its unaudited condensed consolidated financial statements and related disclosures.

Except as discussed above, the Company does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

4.	ACQUISITION OF ACELLENT

On April 2, 2026, the Company and an independent individual entered into a sale and purchase agreement that the Company agreed to acquire 100% of the equity interests in Acellent. In connection with the transaction, the Company issued 270,000 shares of common stock of the Company as a consideration of acquiring the 100% equity interest in Acellent and compensation to the seller to accept the position as director and CEO of the Company. As of the date of acquisition, the financial statements of Acellent only consisted of cash of $12,891 without other assets and there were no operations and no profit generation. As a result, the acquisition of Acellent was treated as acquisition of asset, i.e. the cash. The issue of common stock serves two purposes, (i) acquisition of entire equity interest of Acellent; and (ii) as compensation to current seller for accepting the position of CEO and director of the Company after the acquisition. The fair value of common stock of the Company amounting to $1,746,900 as the date of acquisition was divided into two parts, $12,891 was treated as acquisition of Acellent with equivalent to fair value of only asset, i.e. cash, acquired in Acellent and the remaining part of $1,734,009 was treated as stock-based compensation to the director based on ASC 718. The stock-based compensation was charged to statements of operations fully for the year ended June 30, 2026 since based on the agreement with the seller, there were no vesting period, no options, no service conditions and were awarded the common stock of the Company to the seller directly upon transferred of shares on April 23, 2026.

The results of operations of Acellent have been included in the Company’s unaudited condensed consolidated financial statements from the accounting acquisition date. No revenue was generated by Acellent for the three months ended September 30, 2026.

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

The disposed subsidiaries comprised the Company’s historical biotechnology operations. The Company determined that their dispositions represented a strategic shift that had a major effect on its operations and financial results. Accordingly, their results of operations have been presented as discontinued operations for all periods presented.

The Company deconsolidated the Hong Kong Subsidiary and its subsidiary on December 31, 2025 and the Taiwan Subsidiary on June 30, 2026. The Company recognized an aggregate gain on disposal of $14,015,417 during the year ended June 30, 2026, which was included in discontinued operations, net of tax.

Net loss from discontinued operations, net of tax, was $0 for the three months ended September 30, 2026, compared with $239,746 for the three months ended September 30, 2025.

(a)	The assets and liabilities of disposal entities as of the respective date of disposal were as follows:

	Hong Kong Subsidiary	Taiwan Subsidiary
	As of December 31, 2025	As of June 30, 2026
	US$	US$

Net assets disposal of:
Cash	5,926	2,598,924
Due from Advanced Biomed Inc. (Taiwan)	438,720	-
Prepaid expenses and other current assets, net	889,055	49,989
Equipment, net	155,270	97,023
Right-of-use assets	-	32,432
Other non-current assets, net	214,497	-
Accounts payable, accruals, and other current liabilities	(299,904)	(397,101)
Lease liabilities (current and non-current)	-	(32,432)
Due to the Company	(6,432,919)	(8,602,603)
Due to related parties of Hong Kong Subsidiary	(163,706)	-
Due to Hong Kong Subsidiary	-	(661,516)
Due to related parties of Taiwan Subsidiary	-	(514,123)
Tax payable	(180)	-
Total net liabilities disposed of	(5,193,241)	(7,429,407)

	Hong Kong Subsidiary	Taiwan Subsidiary	Total
	US$	US$	US$

Gain on disposal of subsidiaries:
Total net liabilities disposed of	5,193,241	7,429,407	12,622,648
Release of the translation of subsidiaries in foreign currency charged to other comprehensive loss in prior periods	450,526	429,243	879,769
Cash consideration	23,000	490,000	513,000
	5,666,767	8,348,650	14,015,417

Net cash inflow (outflow) arising from disposal
Cash consideration received during the year ended June 30, 2026	23,000	-	23,000
Cash disposed of	(5,926)	(2,598,924)	(2,604,850)
	17,074	(2,598,924)	(2,581,850)

(b)	Summary of Assets and Liabilities of Discontinued Operations

There were no assets or liabilities classified as discontinued operations in the unaudited condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026.

(c)	Summary of Results of Discontinued Operations

The major components of the results of discontinued operations included in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	2026	2025
	US$	US$
Operating expenses:
Research and development expenses	-	235,992
General and administrative expenses	-	140,767
Total operating expenses	-	376,759
Operating loss	-	(376,759)

Other income:
Interest income	-	448
Other income, net	-	136,565
Total other income, net	-	137,013
Loss before tax expense	-	(239,746)
Income tax expense	-	-
Loss from discontinued operations, net of tax	-	(239,746)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2026	As of June 30, 2026
	US$	US$
Other receivables	394,612	490,000
Amount due from former subsidiaries	15,032,243	15,032,243
Advances to suppliers	—	2,000
Total prepaid expenses and other current assets	15,426,855	15,524,243
Less: Allowance for expected credit losses	(2,772,902)	(2,160,266)
Total prepaid expenses and other current assets, net	12,653,953	13,363,977

Amounts due from former subsidiaries. Following the dispositions of its former subsidiaries, amounts previously recorded as intercompany receivables became receivables from the former subsidiaries. As of September 30, 2026 and June 30, 2026, the gross amounts due from former subsidiaries were $15,032,243 at both dates.

The total allowance for expected credit losses on amounts due from former subsidiaries was $2,702,777 and $2,072,417 as of September 30, 2026 and June 30, 2026, respectively. The total allowance for expected credit losses on other receivables was $70,125 and $87,849 as of September 30, 2026 and June 30, 2026, respectively.

Movement of allowance for expected credit losses was shown below:

	As of September 30, 2026	As of June 30, 2026
	US$	US$
Beginning balance	2,160,266	—
Provision for allowance for expected credit losses, net	612,636	2,918,909
Write-offs	—	(758,643)
Ending balance	2,772,902	2,160,266

7.	LEASES

The Company, through Acellent Technologies (Hong Kong) Co. Limited, leases office premises in Hong Kong under a non-cancelable operating lease commencing on August 26, 2026 and expiring on August 25, 2029. The lease provides for monthly base rent of HK$9,720 and rent-free periods totaling six months. Management fees and other non-lease charges are excluded from the measurement of lease liabilities and expensed as incurred.

Operating lease liabilities are measured at the present value of unpaid lease payments using the Company’s incremental borrowing rate of 5.00%. Right-of-use assets are initially measured based on the lease liabilities, adjusted for prepaid rent. Operating lease cost is recognized on a straight-line basis over the lease term.

Supplemental balance sheet information related to the operating lease was as follows:

	As of September 30, 2026	As of June 30, 2026
	US$	US$
Right-of-use assets, net	33,496	—

Lease payable - current	9,934	—
Lease payable - non-current	23,543	—
Total lease payable	33,477	—

 Operating lease cost for the three months ended September 30, 2026 and 2025 was $1,221 and $0, respectively.

The remaining lease term and discount rate were as follows:

As of September 30, 2026
Remaining lease term	2.90 years
Discount rate	5.00%

As of September 30, 2026, future undiscounted lease payments and their reconciliation to the operating lease liability were as follows:

For the fiscal year ending June 30,	US$
2027 (remaining nine months)	8,878
2028	13,626
2029	12,387
2030	1,032
Total undiscounted lease payments	35,923
Less: imputed interest	(2,446)
Operating lease liabilities	33,477

8.	ACCOUNTS PAYABLE, ACCRUALS AND OTHER CURRENT LIABILITIES

Accounts payable, accruals and other current liabilities consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Accrued payroll	287,256	142,147
Other payables*	1,079,278	21,953
Amount due to related parties – current*	36,257	1,078,215
Accrued liabilities	178,605	231,674
Total accounts payable, accruals, and other current liabilities	1,581,396	1,473,989

*	Balance in other payables as of September 30, 2026 included $1,042,215 due to previous shareholders which were included under “Amount due to related parties – current” as of June 30, 2026.

9.	EQUITY

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.001 per share. The Company has one class of common stock, which is classified as permanent equity. As of September 30, 2026 and June 30, 2026, 1,652,133 shares of common stock were issued and outstanding.

On October 15, 2024, the Company effected a 1-for-5 reverse stock split. On February 20, 2026, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common stock. All share and per-share amounts presented in the accompanying unaudited condensed consolidated financial statements and notes have been retrospectively adjusted to reflect the stock splits for all periods presented, as applicable.

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

Fractional Share Adjustments

In connection with the February 2026 reverse stock split, the Company issued 17,597 additional shares of common stock for fractional share adjustments, resulting in a $17 increase in common stock and a corresponding decrease in additional paid-in capital.

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

No shares of common stock were issued or repurchased during the three months ended September 30, 2026.

10.	INCOME TAXES

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

The Company recognized no income tax expense or benefit from continuing operations for the three months ended September 30, 2026 and 2025. Deferred tax assets, net, were $1,204 as of September 30, 2026 and June 30, 2026.

Income tax expense was as follows:

	For the three months ended September 30,
	2026	2025
	US$	US$

Income tax expense	-	-

The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate for continuing operations:

	For the three months ended September 30,
	2026	2025
	%	%
Tax at U.S. federal statutory rate	21.00	21.00
State and local income taxes, net of federal effect	—	—
Permanent difference	(1.97)	—
Changes in valuation allowance	(17.76)	(21.00)
Nondeductible expenses	(1.27)	—
Effective tax rate	—	—

The components of deferred tax assets are as follows:

	As of September 30, 2026	As of June 30, 2026
Net operating loss carryforwards	772,192	725,157
Allowance for expected credit losses	741,624	612,971
Gross deferred tax assets	1,513,816	1,338,128
Less: valuation allowance	(1,512,612)	(1,336,924)
Deferred tax assets, net	1,204	1,204

For continuing operations, as of September 30, 2026 and June 30, 2026, the Company had total net operating loss carry forwards of approximately $3,685,961 and $3,461,993, respectively, which consists of Hong Kong net operating losses of $14,588 and $14,597, respectively and US net operating loss carry forwards of $3,671,373 and $3,447,396, respectively.

The Company had no net operating loss carryforwards related to discontinued operations as of September 30, 2026 and June 30, 2026.

11.	STOCK INCENTIVE PLAN

Effective from March 30, 2023, the Stock Incentive Plan (the “2023 Plan”) was approved by the Company’s Board of Directors. Under the 2023 Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. Awards under the 2023 Plan may include incentive stock options or non-qualified stock options. The shares issued for the 2023 Plan may be either treasury or authorized and unissued shares. As of September 30, 2026, no stock options had been granted under the 2023 Plan.

12.	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2026, the Company received no additional advances from, and made no repayments to, related parties.

The relationships relevant to the periods presented are summarized below:

Related party	Relationship to the Company
Xiaomin Chen	Chief Executive Officer and Chairman of the Board; Stockholder
Hung To Pau, Ph.D.*	Former stockholder
Jie Wang*	Former stockholder of the Company
Well Fancy Development Ltd.*	Entity controlled by a former stockholder, Hung To Pau

*	Hung To Pau, Ph.D. and Jie Wang ceased to be related parties of the Company upon their disposal of all common stocks held in the Company in August 2026.

The balances with related parties were as follows:

Amounts due to related parties — stockholders

Related party	As of September 30, 2026	As of June 30, 2026
	US$	US$
Xiaomin Chen	36,257	36,000
Jie Wang	—	607,014
Total	36,257	643,014

Amounts due to related parties — related corporations, current

Related party	As of September 30, 2026	As of June 30, 2026
	US$	US$
Well Fancy Development Ltd.	—	435,201
Total	—	435,201

Note:

The amounts due to Xiaomin Chen represent accrued compensation and were $36,257 and $36,000 as of September 30, 2026 and June 30, 2026, respectively.

During the three months ended September 30, 2026, Jie Wang and Well Fancy Development Ltd. ceased to be related parties. Accordingly, the outstanding balances due to Jie Wang of $607,014 and due to Well Fancy Development Ltd. of $435,201 were reclassified to other payables. The outstanding balances were interest-free, unsecured and repayable on demand other than the balances with Jie Wang as discussed below.

The loan from Jie Wang is unsecured and bears interest at 10% per annum. As of September 30, 2026, the outstanding principal and accrued interest totaled $622,137, compared with $607,014 as of June 30, 2026. The loan is repayable within one year.

13.	SEGMENT INFORMATION

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

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
	US$	US$
Revenue	—	—
General and administrative expenses	(973,931)	(147,155)
Interest expense	(15,123)	—
Loss from continuing operations	(989,054)	(147,155)

14.	CONCENTRATIONS AND RISKS

Credit Risk

Financial assets of the Company that are potentially subject to credit risk mainly consist of cash, other receivables and amounts due from former subsidiaries.

The Company’s cash deposits are maintained with financial institutions that management believes to be of high credit quality. Management regularly monitors the Company’s exposure to these institutions. As of September 30, 2026, the Company had cash of $213,995. Certain deposits may exceed applicable deposit insurance limits.

The Company maintains allowances for expected credit losses on other receivables and amounts due from former subsidiaries, as described in Note 6.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company manages this risk by monitoring its cash position, expected operating cash needs, anticipated collections of receivables and available sources of financing.

As of September 30, 2026, the Company had cash of $213,995 and working capital of $11,276,618. A substantial portion of the Company’s working capital consisted of amounts due from former subsidiaries. Accordingly, its liquidity depends in part on the timing and amount of collections of those receivables.

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

Impact of Inflation

Inflation in Hong Kong did not materially affect the Company’s operating results for the three months ended September 30, 2026. However, the Company can provide no assurance that it will be unaffected by higher inflation rates in Hong Kong or globally in the future.

15.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office premises in Hong Kong under a non-cancelable operating lease expiring in August 2029. Details of the operating lease and related future lease payments are disclosed in Note 7.

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings, claims and other matters. The Company accrues a loss contingency when a loss is probable and the amount can be reasonably estimated.

As of September 30, 2026, the Company was not aware of any pending or threatened legal proceedings that would have a material effect on its consolidated balance sheets, results of operations or cash flows.

16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after September 30, 2026 through November 12, 2026, the date the unaudited condensed consolidated financial statements were issued. The Company identified no subsequent events requiring recognition or disclosure in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on October 13, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these statements as a result of various factors, including those discussed under “Risk Factors” in that Annual Report and elsewhere in this Quarterly Report.

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

The Company is currently in the integration and initial monetization phase of Acellent’s AI applications. Due to the significant corporate expenses associated with our structural transition, including legal and professional fees related to our corporate restructuring, our historical financial data may not be fully indicative of our future operating results or financial trajectory.

To enhance period-over-period comparability, the historical financial performance of our divested biotechnology operations has been segregated and presented as discontinued operations. Consequently, the subsequent discussion and analysis focuses primarily on our continuing operations for the three months ended September 30, 2026 and 2025. The results for the three months ended September 30, 2026 reflect our newly acquired AI technology business, whereas the results for the corresponding period in 2025 preceded the acquisition. Accordingly, these results should be considered in the context of our transition into this new sector.

Management anticipates that our future research and development (R&D) expenses and selling, general, and administrative (SG&A) expenses will shift from biomedical laboratory upkeep to cloud computing infrastructure, proprietary AI data acquisition, and technical engineering compensation. The Company continues to actively monitor and manage its working capital requirements to sufficiently support its AI commercialization roadmap over the next 12 months.

Results of Operations

Following the systematic divestitures of our historical biomedical subsidiaries, including Advanced Biomed HK Limited in December 2025 and Advanced Biomed Inc. (Taiwan) on June 30, 2026, the historical operating financial performance of our biotechnology segment has been reclassified as discontinued operations. Concurrently, following the closing of our strategic acquisition of Acellent, the Company transitioned its primary operational resources toward the artificial intelligence and financial algorithmic software-related applications sectors.

Accordingly, for the three months ended September 30, 2026 and 2025, the subsequent discussion and analysis focus exclusively on the operating results of our continuing operations. The results for the three months ended September 30, 2026 reflect our newly acquired AI business, whereas the results for the corresponding period in 2025 preceded the acquisition.

Comparison of Results of Operations For the Three Months Ended September 30, 2026 and 2025

	For the three months ended September 30,		Increase (Decrease)
	2026	2025	Amount	%
	US$	US$	US$
Revenue	—	—	—	NM

Operating expenses:
General and administrative expenses	973,931	147,155	826,776	562%
Total operating expenses	973,931	147,155	826,776	562%
Other expense:
Interest expense	(15,123)		(15,123)	NM
Total other expense, net	(15,123)		(15,123)	NM
Loss before income taxes	(989,054)	(147,155)	(841,899)	572%
Income tax expense	—	—	—	NM
Net loss from continuing operations	(989,054)	(147,155)	(841,899)	572%
Net loss from discontinued operations, net of tax	—	(239,746)	239,746	NM
Net loss for the period	(989,054)	(386,901)	(602,153)	156%

Revenue

Revenue was $0 for each of the three months ended September 30, 2026 and 2025. Following our strategic transition into artificial intelligence and financial algorithmic software-related applications sectors, the Company did not generate revenue from continuing operations during the three months ended September 30, 2026.

General and Administrative Expenses

The following table presents a summary of our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,		Increase (Decrease)
	2026	2025	Amount	%
	US$	US$	US$
Professional fees	143,081	106,528	36,553	34%
Staff costs and benefits	212,478	40,360	172,118	426%
Provision for expected credit losses	612,636	—	612,636	NM
Operating lease expense	1,221	—	1,221	NM
Office and other expenses	4,515	267	4,248	1591%
Total	973,931	147,155	826,776	562%

General and administrative expenses increased by $826,776, or approximately 562%, to $973,931 for the three months ended September 30, 2026, from $147,155 in the corresponding period of 2025. The increase was primarily attributable to a net provision for expected credit losses of $612,636, comprising an additional provision of $630,360 on amounts due from former subsidiaries, partially offset by a reversal of $17,724 on other receivables following collections during the quarter. Staff costs and benefits increased by $172,118, or approximately 426%, to $212,478 from $40,360, primarily reflecting personnel expenses of Acellent, which was acquired in April 2026 and was not included in the corresponding period of 2025, and compensation accrued for the Company’s Chief Executive Officer. Professional fees increased by $36,553, or approximately 34%, to $143,081 from $106,528, primarily due to higher professional service costs associated with the Company’s reporting and corporate activities. Operating lease expense was $1,221, compared with nil in the corresponding period of 2025, due to Acellent’s new Hong Kong office lease commencing in August 2026. Office and other expenses increased by $4,248 to $4,515 from $267, primarily reflecting the inclusion of Acellent’s operating expenses following its acquisition in April 2026.

Net Loss from Continuing Operations

Net loss from continuing operations increased by $841,899, or approximately 572%, to $989,054 for the three months ended September 30, 2026, from $147,155 in the corresponding period of 2025. The increase was attributable to higher general and administrative expenses and interest expense of $15,123.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, was $0 for the three months ended September 30, 2026, compared with $239,746 in the corresponding period of 2025. The decrease of $239,746 was attributable to the divestiture of our historical biotechnology businesses during fiscal 2026, resulting in no operating results from these businesses in the current period.

Net Loss for the Period

Net loss increased by $602,153, or approximately 156%, to $989,054 for the three months ended September 30, 2026, from $386,901 in the corresponding period of 2025. The increase reflected an $841,899 increase in net loss from continuing operations, partially offset by the absence of the $239,746 net loss from discontinued operations recorded in the corresponding period of 2025.

Liquidity and Capital Resources

Our principal liquidity requirements relate to personnel, technology infrastructure, software development, professional services and other costs of our continuing operations. Following the dispositions of our historical biotechnology businesses during fiscal 2026, we no longer fund those businesses’ laboratory operations and clinical development activities.

As of September 30, 2026, we had cash of $213,995, current assets of $12,867,948 and current liabilities of $1,591,330, resulting in working capital of $11,276,618. Net cash used in operating activities from continuing operations was $171,464 for the three months ended September 30, 2026. The timing and amount of collections on these receivables are significant to our liquidity.

Management intends to fund operations through available cash, collections of outstanding receivables and, if necessary, additional financing from investors and financial institutions. Based on its current operating plans and expected cash requirements, management believes the Company has sufficient resources to meet its obligations for at least twelve months from the date the unaudited interim condensed consolidated financial statements are issued. This assessment depends in part on expected collections of outstanding receivables, which may differ from current expectations. Additional financing may not be available on acceptable terms, or at all.

Cash Flows

The following table and discussion summarize our primary cash flow movements for the three months ended September 30, 2026 and 2025:

Cash Flow Summary	Three Months Ended September 30,
(in U.S. dollars)	2026	2025
Net cash used in operating activities - continuing operations	(171,464)	(368,295)
Net cash used in operating activities - discontinued operations	—	(242,047)
Net cash used in investing activities - discontinued operations	—	(1,771)
Net cash provided by financing activities - continuing operations	—	160,226
Net cash provided by financing activities - discontinued operations	—	287,236
Effect of exchange rate changes on cash - continuing operations	(76)	—
Effect of exchange rate changes on cash - discontinued operations	—	(82,745)
Net decrease in cash	(171,540)	(247,396)

Operating Activities

Net cash used in operating activities from continuing operations was $171,464 for the three months ended September 30, 2026, compared with $368,295 in the corresponding period of 2025, representing a decrease in cash used of $196,831.

For the three months ended September 30, 2026, net cash used in operating activities from continuing operations reflected a net loss from continuing operations of $989,054, partially offset by non-cash adjustments mainly comprising a net provision for credit losses of $612,636, together with a $97,385 decrease in prepaid expenses and other current assets and a $107,588 increase in accounts payable, accruals and other current liabilities.

Net cash used in operating activities from discontinued operations was nil for the three months ended September 30, 2026, compared with $242,047 in the corresponding period of 2025, reflecting the divestiture of our historical biotechnology businesses during fiscal 2026.

Investing Activities

There were no cash flows from investing activities from continuing operations for either of the three months ended September 30, 2026 and 2025.

Net cash used in investing activities from discontinued operations was nil for the three months ended September 30, 2026, compared with $1,771 in the corresponding period of 2025.

Financing Activities

There were no cash flows from financing activities for the three months ended September 30, 2026. Net cash provided by financing activities was $447,462 in the corresponding period of 2025, comprising $160,226 from continuing operations and $287,236 from discontinued operations. Cash provided by financing activities from continuing operations consisted of proceeds from related parties.

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

As of September 30, 2026, our operating lease liabilities totaled $33,477, comprising a current portion of $9,934 and a non-current portion of $23,543. Future undiscounted lease payments totaled $35,923, as disclosed in Note 7 to the unaudited condensed consolidated financial statements. Our near-term cash requirements include the settlement of current liabilities and the funding of continuing operations. We intend to meet these requirements through available cash, cash generated from operations, collections of receivables and, if necessary, additional financing. The timing and amount of receivable collections may differ from our expectations, and additional financing may not be available on acceptable terms.

Liquidity Position and Working Capital

The following table presents a summary of our working capital position as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026	Increase (Decrease)
	US$	US$	US$
Total current assets	12,867,948	13,749,512	(881,564)
Total current liabilities	1,591,330	1,473,989	117,341
Net current assets	11,276,618	12,275,523	(998,905)

As of September 30, 2026, working capital was $11,276,618, compared with $12,275,523 as of June 30, 2026, a decrease of $998,905. Current assets as of September 30, 2026 included $12,329,466 due from former subsidiaries and $324,487 in other receivables, both net of allowances for expected credit losses. Because these receivables constitute a substantial portion of current assets, reported working capital does not represent cash immediately available for operations. The timing and amount of collections on these receivables are significant to our ability to fund continuing operations.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Their preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. We base these estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates. Significant estimates include the allowance for expected credit losses and the discount rate used to measure lease liabilities.

We are an “emerging growth company” under the federal securities laws and have elected to use the extended transition period for complying with new or revised accounting standards. Accordingly, our consolidated financial statements may not be comparable to those of companies that apply the effective dates applicable to non-emerging growth companies.

Use of Estimates and Assumptions

Significant estimates and judgments reflected in our unaudited condensed consolidated financial statements include the assessment of expected credit losses on amounts due from former subsidiaries and other receivables, and the discount rate used to measure lease liabilities. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when the applicable performance obligations are satisfied and control of the promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

Further details of the Company’s revenue recognition policy are disclosed in Note 3 to the unaudited condensed consolidated financial statements.

The Company recognized no revenue from continuing operations for the three months ended September 30, 2026 and 2025.

Accounting for Discontinued Operations

The Company reports a disposal of a component or group of components as discontinued operations when the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The results of operations of a component classified as discontinued operations are presented separately from continuing operations in the unaudited interim condensed consolidated statements of operations and comprehensive loss for all periods presented. Cash flows attributable to discontinued operations are separately presented in the unaudited interim condensed consolidated statements of cash flows.

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

Expected Credit Losses on Amounts Due from Former Subsidiaries

As of September 30, 2026, the Company reported $12,329,466 due from former subsidiaries, net of an allowance for expected credit losses. These receivables represent amounts due from the former Taiwan, Hong Kong and Shanghai subsidiaries following their dispositions.

The Company evaluates amounts due from former subsidiaries, other receivables and other applicable financial assets for expected credit losses on an individual or collective basis, as appropriate, considering factors such as historical payment experience, the financial condition and creditworthiness of the counterparties, the aging and nature of the outstanding balances, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

An allowance for credit losses is recorded as a reduction of the carrying amount of the related financial asset, with the corresponding credit loss expense recognized in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Financial assets are written off against the allowance when they are deemed uncollectible. Recoveries of amounts previously written off are recognized when received.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and amounts due from former subsidiaries. The Company maintains its cash with financial institutions that management believes to be of high credit quality and monitors its exposure to those institutions.

As of September 30, 2026, the Company had cash and cash equivalents from continuing operations of $213,995 and amounts due from former subsidiaries of $12,329,466, net of the allowance for expected credit losses. The recoverability of the latter balances depends on the former subsidiaries’ ability to repay. Management evaluates those balances for expected credit losses as described above.

Liquidity Risk

Liquidity risk is the risk that the Company may be unable to meet its financial obligations as they become due. The Company manages this risk by monitoring its cash position, expected operating cash needs, anticipated collections of receivables, and available sources of financing.

As of September 30, 2026, the Company had cash and cash equivalents from continuing operations of $213,995 and working capital of $11,276,618, compared with $385,535 and $12,275,523, respectively, as of June 30, 2026. A substantial portion of the Company’s working capital as of September 30, 2026 consisted of amounts due from former subsidiaries. Accordingly, its liquidity depends in part on the timing and amount of collections of those receivables.

Impact of Inflation

Inflation did not have a material effect on the Company’s results of operations for the three months ended September 30, 2026 and 2025. Following the disposition of its historical biotechnology operations, the Company’s continuing operating costs primarily include personnel, professional services, technology infrastructure, software development, and other general corporate expenses. Increases in these costs could affect the Company’s future results of operations.

Seasonality

The Company has not observed significant seasonal trends in its continuing operations. Because its current business has a limited operating history, the Company cannot yet determine whether its results will be subject to material seasonal variations in future periods.

Trend Information

The Company’s operating results for the three months ended September 30, 2026 reflect its operations following the divestiture of its historical biotechnology operations and the acquisition of Acellent Technologies. As a result, the Company’s historical results of operations may not be indicative of its future financial performance.

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments incorporate certain disclosure and presentation requirements previously contained in SEC regulations into the FASB Accounting Standards Codification. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC removes the related disclosure requirement from its rules. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for entities with non-calendar year ends. The amendments require public business entities to provide additional disaggregated disclosures regarding certain categories of expenses included in relevant income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these amendments may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to various Topics in the FASB Accounting Standards Codification to clarify guidance, correct unintended applications, and make other incremental improvements to U.S. GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 on its unaudited condensed consolidated financial statements and related disclosures.

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

Interest Rate Risk

As of September 30, 2026, the Company had no outstanding bank borrowings. The amount due to Jie Wang included $600,000 of loan principal and $22,137 of accrued interest. The loan bears a fixed interest rate of 10% per annum. The Company also held cash and cash equivalents with financial institutions, on which interest income may vary with market rates. The effect of changes in interest rates on the Company’s future results will depend on the terms of its outstanding and future financing arrangements and the amount of cash held.

Credit Risk

Financial assets of the Company that are potentially subject to credit risk mainly consist of cash and cash equivalents, other receivables and amounts due from former subsidiaries.

The Company’s cash deposits are maintained with financial institutions that management believes to be of high credit quality. Management regularly monitors the Company’s exposure to these institutions. As of September 30, 2026, the Company had cash and cash equivalents of $213,995. Certain deposits may exceed applicable deposit insurance limits.

The Company maintains allowances for expected credit losses on other receivables and amounts due from former subsidiaries, as described above.

Foreign Exchange Risk

The Company’s reporting currency is the U.S. dollar. Certain operations and transactions of Acellent Technologies are denominated in currencies other than the U.S. dollar. Consequently, changes in exchange rates may affect the U.S. dollar amounts reported in the Company’s consolidated financial statements.

For the three months ended September 30, 2026 and 2025, the Company reported a foreign currency translation gain of $102 and a foreign currency translation loss of $86,539, respectively, in other comprehensive income (loss). The Company does not currently use derivative financial instruments to hedge its foreign currency exposure. Future exchange rate fluctuations may affect its reported financial position and comprehensive income (loss).

Item 4. Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our management has concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026.

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

Date: November 12, 2026	Advanced Biomed Inc

	By:	/s/ Xiaomin Chen
Xiaomin Chen
Chief Executive Officer
(Principal Executive Officer)